Form 10-Q
period 2000-06-30
PF NET COMMUNICATIONS INC
filed 2000-08-14
CIK 1116563

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                        COMMISSION FILE NUMBER 333-39646

                            ------------------------

                          PF.NET COMMUNICATIONS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  Delaware                                      52-2197932
       (State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation or organization)

                         555 HERNDON PARKWAY, SUITE 100
                            HERNDON, VIRGINIA 20170

                    (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)

                                 (703) 796-9028
               (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   YES / /   NO /X/

    The Company had 80,000,000 shares of common stock, $.01 par value, outstanding at August 14, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           PF.NET COMMUNICATIONS, INC. FORM 10-Q JUNE 30, 2000 INDEX

PART I--FINANCIAL INFORMATION...............................      3
ITEM 1. FINANCIAL STATEMENTS................................      3
        Condensed Consolidated Balance Sheets...............      3
        Condensed Consolidated Statements Of Operations.....      4
        Condensed Consolidated Statements Of Cash Flows.....      5
        Notes To Condensed Consolidated Financial
        Statements..........................................      6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................      8
PART II--OTHER INFORMATION..................................     13
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........     13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS.............................................     13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     13

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PF.NET COMMUNICATIONS, INC. AND SUBSIDIARIES

                          A DEVELOPMENT STAGE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,      JUNE 30,
                                                                  1999            2000
                                                              -------------   -------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 107,597,674   $ 267,476,888
Accounts receivable.........................................          9,475       7,718,388
Prepaid expenses............................................        155,100         358,420
                                                              -------------   -------------
  Total current assets......................................    107,762,249     275,553,696

PROPERTY AND EQUIPMENT, net.................................     44,120,563     134,243,813
DEFERRED FINANCING COSTS, net...............................     21,410,355      20,090,427
OTHER ASSETS................................................         23,635          20,247
                                                              -------------   -------------
                                                              $ 173,316,802   $ 429,908,183
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $   2,277,456   $  12,993,933
Accrued liabilities.........................................      2,276,630      28,069,733
Accrued interest payable....................................      1,797,202       5,709,896
Fiber-optic network obligation..............................     22,752,982              --
Customer advances...........................................          4,880       6,915,554
Other short term notes......................................             --         110,512
Current portion of capital lease obligations................          6,713           7,102
                                                              -------------   -------------
  Total current liabilities.................................     29,115,863      53,806,730

CAPITAL LEASE OBLIGATIONS...................................         10,904           7,243
LONG-TERM DEBT, net of debt discount of $4,776,050 (1999)
  and $52,362,500 (2000)....................................     61,923,950     172,637,500
OTHER LONG-TERM LIABILITIES.................................                      2,672,498
NOTE PAYABLE TO AFFILIATE...................................     10,231,333      10,976,173
COMMITMENTS AND CONTINGENCIES
  REDEEMABLE CONVERTIBLE SENIOR PREFERRED STOCK:
1,250,000 shares authorized; $100 per share; 447,368 (1999)
  and 1,250,000 (2000) shares issued and outstanding;
  liquidation preference $133,560,399 (2000)................     36,541,763     124,922,830
PUT WARRANTS................................................     25,764,000      68,000,000
STOCKHOLDER' (DEFICIT) EQUITY:
Common stock $.01 par value, 400,000,000 shares authorized;
  80,000,000 shares issued and outstanding 1999 and 2000....        800,000         800,000
Additional paid-in capital..................................      9,170,591      14,914,591
Unearned compensation.......................................       (905,040)     (6,219,192)
Warrants....................................................      9,713,000      57,956,000
Deficit accumulated during development state................     (9,049,562)    (70,566,190)
                                                              -------------   -------------
  Total stockholders' equity................................      9,728,989      (3,114,791)
                                                              -------------   -------------
                                                              $ 173,316,802   $ 429,908,183
                                                              =============   =============

                          PF.NET COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          INCEPTION
                                THREE MONTHS ENDED             SIX MONTHS ENDED         (NOVEMBER 30,
                                     JUNE 30,                      JUNE 30,               1998) TO
                            ---------------------------   ---------------------------     JUNE 30,
                                1999           2000           1999           2000           2000
                            ------------   ------------   ------------   ------------   -------------
REVENUE:
  Communications
    services..............  $     23,001   $     12,985   $     23,001   $     41,410   $    121,261

OPERATING EXPENSES:
  Access and network
    operations............        12,737         56,981         12,737         78,770        135,085
  Selling, general and
    administrative
    expenses..............     1,417,294      2,349,764      2,110,283      4,385,719     10,275,612
  Depreciation and
    amortization..........         1,911         86,173          2,497        157,487        573,835
                            ------------   ------------   ------------   ------------   ------------
    Total operating
      expenses............     1,431,942      2,492,918      2,125,517      4,621,976     10,984,532
                            ------------   ------------   ------------   ------------   ------------
NET OPERATING LOSS........    (1,408,941)    (2,479,933)    (2,102,516)    (4,580,566)   (10,863,271)

INCREASE IN FAIR VALUE OF
  PUT WARRANTS............                                                (42,236,000)   (42,236,000)

INTEREST INCOME...........                    3,203,171                     4,632,224      5,620,605

INTEREST EXPENSE..........                  (10,438,986)                  (11,214,377)   (14,070,515)
                            ------------   ------------   ------------   ------------   ------------
NET LOSS BEFORE INCOME
  TAXES...................    (1,408,941)    (9,715,748)    (2,102,516)   (53,398,719)   (61,549,181)

PROVISION FOR INCOME
  TAXES...................                                                                    (2,000)
                            ------------   ------------   ------------   ------------   ------------
NET LOSS..................    (1,408,941)    (9,715,748)    (2,102,516)   (53,398,719)   (61,551,181)

ACCRETION OF PREFERRED
  STOCK DIVIDENDS AND
  OFFERING COSTS..........                   (6,526,642)                   (8,117,909)    (9,015,009)
                            ------------   ------------   ------------   ------------   ------------
NET LOSS APPLICABLE TO
  COMMON STOCK............  $ (1,408,941)  $(16,242,390)  $ (2,102,516)  $(61,516,628)  $(70,566,190)
                            ------------   ------------   ------------   ------------   ------------
BASIC AND DILUTED LOSS PER
  SHARE...................  $      (0.05)  $      (0.20)  $      (0.12)  $      (0.77)  $      (1.45)
                            ------------   ------------   ------------   ------------   ------------
Basic and diluted weighted
  average shares
  outstanding.............    27,152,000     80,000,000     17,334,000     80,000,000     48,762,000
                            ============   ============   ============   ============   ============

                          PF.NET COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     INCEPTION
                                                         SIX MONTHS ENDED          (NOVEMBER 30,
                                                             JUNE 30,                1998) TO
                                                   -----------------------------     JUNE 30,
                                                       1999            2000            2000
                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................  $  (2,102,516)  $ (53,398,719)  $ (61,551,181)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase in redemption value of put
      warrants...................................                     42,236,000      42,236,000
    Accrued interest on note payable to
      affiliate..................................                        744,840         744,840
    Services paid for by affiliates..............      1,057,720              --       2,020,268
    Amortization of debt discount................                      1,465,231       1,546,181
    Write-off bridge loan deferred finance
      charges....................................                      9,000,000       9,000,000
    Depreciation and amortization................          2,497         157,487         573,835
    Stock based compensation expense.............                        429,848         876,008
    Net changes in operating assets and
      liabilities:
      Accounts receivable........................        (23,001)       (101,751)       (111,226)
      Prepaid expenses...........................        (34,952)       (203,320)       (358,420)
      Other assets...............................                          3,388         (23,054)
      Accounts payable...........................        225,728      (7,544,630)     (5,267,174)
      Accrued liabilities and interest payable...        284,893        (784,791)      2,039,041
      Customer advances..........................                      4,905,810       4,910,690
      Other long term liabilities................                        564,878         564,878
                                                   -------------   -------------   -------------
      Net cash used in operating activities......       (589,631)     (2,525,729)     (2,799,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment......        (59,298)    (67,666,190)    (70,698,988)
  Intangibles--domain name.......................         (6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid for deferred financing fees..........                     (8,488,752)    (25,418,364)
  Payment on obligations under capital leases....         21,196          (1,607)         (5,583)
  Contribution of capital........................        719,169              --       1,490,000
  Proceeds from bridge notes payable.............                             --      66,700,000
  Proceeds from the issuance of redeemable
    convertible senior preferred stock, net......                     80,263,157     117,157,820
  Proceeds from the issuance of Common Stock.....                             --
  Borrowings--Total..............................                    225,000,000     225,000,000
  Repayments--Total..............................                    (66,701,665)    (66,701,665)
  Proceeds received under network obligation.....                             --      22,752,982
                                                   -------------   -------------   -------------
    Net cash provided by financing activities....        740,365     230,071,133     340,975,190
                                                   -------------   -------------   -------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................  $      85,436   $ 159,879,214   $ 267,476,888

CASH AND CASH EQUIVALENTS:
  beginning of period............................             --     107,597,674              --
                                                   -------------   -------------   -------------
CASH AND CASH EQUIVALENTS:
  end of period..................................  $      85,436   $ 267,476,888   $ 267,476,888
                                                   =============   =============   =============

                  PF.NET COMMUNICATIONS, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

    The interim financial data as of June 30, 2000, and for the three-month and six-month periods ended June 30, 1999 and 2000, is unaudited. The information reflects all adjustments, consisting of only normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999 included in the registration statement on Form S-4 filed with the SEC on July 17, 2000. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

2. In January 2000, the Company entered into a conduit and fiber-optic swap agreement with Touch America (the Agreement). Pursuant to the Agreement, the Company will swap a portion of its conduit and fiber, for 18 years, with an option to extend for an additional 20 years, in return for progressive cash payments totaling approximately $48,500,000, subject to adjustment upon the occurrence of certain events, and a portion of conduit and fiber from the Touch America fiber network. Once the Company and Touch America complete the construction of their networks under the Agreement, the swap transaction will occur.

3. Effective April 3, 2000, the Company effected a 2-for-1 stock split of its common stock. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split.

4. Effective March 31, 2000, all of the commitments under the Company's credit agreement with Lucent Technologies, Inc. ("Lucent") were assigned by Lucent to First Union National Bank and the credit agreement was amended. As amended, the First Union Credit Agreement provides for, among other things, that availability thereunder may be increased to $475,000,000 if the Company receives additional commitments for $125,000,000. Borrowings under the credit facility bear interest, at the Company's option, at the following rates per annum: (i) LIBOR plus an applicable margin ranging between 3.25% to 4.25% per annum based on the Company's consolidated leverage ratio or
    (ii) a base rate, which is equal to the greater of (A) the current prime rate of certain banks, or (B) the current U.S. federal funds rate plus 0.5% per annum, plus an applicable margin, ranging from 2.00% to 3.00% per annum based on the status of certain financial leverage ratios. The credit facility matures on December 31, 2006.

5. On March 31, 2000, the Company entered into an employment agreement with its president and chief operating officer. The agreement provides for base compensation over the initial four-year term of not less than $400,000 per annum and includes a bonus provision that is based upon the achievement of pre-established performance goals. In addition, the agreement provides for the issuance of 2,800,000 stock options at exercise prices ranging between $2.81 (800,000) and $6.40 (2,000,000). The intrinsic value of the options, $2,872,000, will be recorded as compensation expense over the four-year vesting period.

    On April 12, 2000, the Company entered into an employment agreement with the President of PF.Net Network Services, Inc. The agreement provides for base compensation over the initial four-year term

                  PF.NET COMMUNICATIONS, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    of not less than $400,000 per annum and includes a bonus provision based upon the achievement of pre-established performance goals. In addition, the agreement provides for the issuance of 2,800,000 stock options at exercise prices ranging between $2.81 per share (800,000) and $6.40 per share (2,000,000). The intrinsic value of the options, $2,872,000, will be recorded as compensation expense over the four-year vesting period.

    On May 30, 2000, the Company retained its Chairman of the Board pursuant to a three-year agreement entitling the Chairman to a fee of $400,000 per annum, subject to adjustment upon the occurrence of certain events. In addition, the agreement provides for the issuance of 4,200,000 stock options at an exercise price of $6.40 per share.

6. On May 10, 2000, the Company completed the private placement of 225,000 units consisting of 13.75% senior notes payable, with a stated principal amount of $225,000,000, and warrants to purchase 8,926,296 shares of the Company's common stock for $0.01 per share. The estimated value of the warrants, $53,100,000, will be reflected as a debt discount with a corresponding increase to warrants. The debt discount will be amortized over the ten-year term of the notes. The Company utilized approximately $66,700,000 of the net proceeds to repay the outstanding borrowings under the interim credit facility. In connection with the repayment of amounts due under the interim credit facility, all warrants granted pursuant thereto were canceled. The Company has written off approximately $9,000,000 in deferred financing costs as a result of this debt repayment.

    On May 10, 2000, the Company completed the private placement of its Preferred Stock through the issuance of 75,063, 33,762 and 693,806 shares in March, April and May 2000, respectively. The aggregate Preferred Stock offerings to date yielded proceeds of $125,000,000, of which the aggregate of such offerings for the six-month period ended June 30, 2000 was $80,263,158. As of June 30, 2000, the aggregate liquidation preference of the Preferred Stock, including cumulative dividends of $8,560,399, was approximately $133,560,399.

    On July 18, 2000, the Company commenced an exchange offer of publicly tradable notes for its outstanding senior notes, which had been issued in the private placement. Holders of the senior notes may tender in their private notes for notes publicly tradable pursuant to a registration statement on Form S-4 filed with the SEC on July 17, 2000. This exchange offer is open until August 18, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except as otherwise indicated, references in this section to the "Company," "us" or "we" refer to PF.Net Communications, Inc. and its subsidiaries.

    This Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Rule 175 under the Securities Act, Rule 3b-6 under the Exchange Act and Securities Act Release No. 6084 (June 25, 1979). These forward-looking statements may be affected by risks and uncertainties, including without limitation, our ability to (i) remain in compliance with our current debt agreements and indenture covenants; (ii) obtain additional capital and financing, as required, at reasonable costs and on satisfactory terms and conditions; (iii) effectively and efficiently manage the completion of the route segments of our fiber network by construction and swapping; and (iv) access markets and enter into contracts to sell or swap dark fiber or lease high-volume capacity on our fiber network. These forward-looking statements also depend on the timely performance by third-party contractors and our swap partners of their obligations. There can be no assurance that we will remain in compliance with our current debt agreements or indenture covenants, obtain additional capital and financing as required, successfully manage construction or sell fiber and capacity to additional customers. A failure of any of the foregoing may significantly delay or prevent completion of our fiber network, which would have a material adverse effect on our financial condition and results of operations and our ability to continue as a going concern. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. We encourage you to review the "Risk Factors" section of our registration statement on Form S-4, which was declared effective on July 18, 2000. We do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    Our goal is to become a leading facilities-based provider of technologically advanced, high-capacity fiber optic network infrastructure and communications services throughout the continental United States. We intend to pursue a carrier's carrier strategy and position ourselves as the "Network to the Net" by connecting many of the highest volume telecommunications markets in the United States to each other and to the Internet. Our services will include data, video and voice transmission to Internet service providers, telecommunications carriers, corporate and governmental entities and other buyers of wholesale network capacity. Through joint construction arrangements and fiber and conduit swaps, sales and purchases, we intend to initially assemble a low-cost, upgradable nationwide fiber optic network initially consisting of 10,800 miles passing more than 100 metropolitan areas. We are constructing 6,400 miles of our network and acquiring 4,400 miles of our network through a swap agreement. The initial constructed portion of our network will include substantial fiber and empty conduit. We expect to substantially expand our network over time through swaps and sales of fiber and conduit, fiber and conduit purchases and additional joint construction arrangements.

    On October 29, 1999, we entered into an agreement with AT&T Corp. ("AT&T") to build approximately one-half of the outsourced portion of AT&T's recently announced, state-of-the-art fiber optic network. The construction contemplated by the AT&T agreement will represent approximately 5,000 miles of the 6,400-mile constructed portion of our network, connecting important metropolitan areas along AT&T's network. We believe that this agreement will provide us with many business, operational and marketing advantages. AT&T will pay us for our construction services, thus reducing our overall network construction costs. In addition, we will design and construct this portion of the network to AT&T's specifications, which will ensure network quality and reliability and provide us with a key marketing advantage in offering our services. AT&T has also agreed to provide its private rights of way for use on the AT&T portion of our network. We and AT&T intend to jointly dispose of up to 96 dark fibers along these

5,000 route miles, which will further reduce our overall network construction costs. We will each contribute up to 48 fibers to these joint dispositions.

    We are a development stage company and, accordingly, we have a limited operating history. The development, construction and expansion of our network will require significant capital to be invested before any material revenue is generated. We expect to continue to incur significant and increasing operating losses and negative EBITDA while we construct our network and develop our customer base. We expect to generate substantial cash proceeds from dispositions of dark fiber rights in order to finance a portion of our network construction costs. However, we do not anticipate significant revenues from sales of broadband services for at least the next two years. In order for us to meet our strategic objectives, we must complete the initial 6,400 miles of our network according to our build schedule and generate a substantial volume of traffic on our network. In addition, we will rely upon Touch America for timely completion of the segments of our network we will receive from it.

    On October 29, 1999, we entered into a series of related financing transactions that provided us with financing to begin the construction of our network. We received a $125.0 million commitment from controlled affiliates of Odyssey Investment Partners, LLC (collectively, "Odyssey") and other co-investors to purchase our newly created senior convertible preferred stock that was fully funded on May 10, 2000. In addition, our wholly-owned subsidiary, PF.Net Corp., entered into a secured credit facility with Lucent that provides for borrowings up to $350.0 million. On March 31, 2000, Lucent assigned the credit facility to First Union National Bank. The First Union credit facility provides that availability thereunder may be increased to $475.0 million if we receive additional commitments for $125.0 million. On October 29, 1999, we also entered into an interim credit facility with UBS AG and Credit Suisse First Boston. On May 10, 2000 we received $225.0 million in gross proceeds from a units offering, and we fully repaid the interim credit facility. We believe that the net proceeds from the offering of units consisting of senior notes and warrants, the Odyssey preferred stock investment, borrowings under the credit facility, proceeds from dispositions of dark fiber rights, payments under joint construction contracts and cash on hand will be sufficient to satisfy our anticipated cash requirements for at least the next two years. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

    We are a development stage company without a significant history of operating revenues. During the three months ended June 30, 2000, total private line resale revenues totaled $13,000, a decrease of 44% over last year's second quarter, due to the cancellation of a contract for the resale of one circuit. As we are in the early stages of our resale activities and testing our internal processes for them, the results from one period to another are not comparable in a meaningful way.

    During the three months ended June 30, 2000, access costs were $9,100 to support the resale of those services compared to access costs of $12,800 during last year's second quarter. Selling, general and administrative expenses increased approximately 65% from $1.4 million in the three months ended
June 30, 1999 to $2.3 million in the three months ended June 30, 2000 due to an increase in our sales and marketing personnel as well as other support resources in connection with the development of the network. Depreciation and amortization expenses increased from a nominal amount for the three months ended June 30, 1999 to $86,200 for the three months ended June 30, 2000, reflecting the depreciation of operational fixed assets.

    Interest expense increased from zero for the three months ended June 30, 1999 to $10.4 million for the three months ended June 30, 2000, net of $6.9 million capitalized to the network. The increase is primarily the result of the write-off associated with our interim credit facility, which was repaid with the proceeds from the units offering, as well as the additional components of interest expense, including interest on our senior notes, availability fees for our credit facility and the amortization of certain deferred finance costs. The majority of our cash interest costs are capitalized as we are in the construction phase of our network build-out. Interest income earned was $3.2 million from continued investment of the preferred stock proceeds and funds from our units offering. Our net losses continue to reflect our development stage status and future recovery of tax losses remain uncertain. Future tax amounts owed will be lower due to these loss carry forwards.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

    During the six months ended June 30, 2000, total private line resale revenues totaled $41,000, an increase of 80% over the six months ended June 30, 1999. During the six months ended June 30, 2000, access costs were $31,000 to support the resale of those services compared to access costs of $12,800 for the six months ended June 30, 1999. Selling, general and administrative expenses increased approximately 107% from $2.1 million for the six months ended
June 30, 1999 to $4.4 million for the six months ended June 30, 2000 as we began to increase our sales and marketing personnel as well as other support resources in connection with the development of the network. Depreciation and amortization expenses increased from a nominal amount for the six months ended June 30, 1999 to $157,000 for the six months ended June 30, 2000, reflecting the depreciation of operational fixed assets

    At March 31, 2000 we recorded a change in the fair market value of put warrants owned by AT&T in the amount of $42.2 million, in accordance with Emerging Issues Task Force (EITF) No. 96-13, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK. Future changes in the value of the put warrants will be recognized in earnings in future periods.

    Interest expense increased from zero for the six months ended June 30, 1999 to $11.2 million, net of $11.1 million capitalized to network build-out, for the six months ended June 30, 2000, as a result of interest on the interim credit facility and senior notes and availability fees on the credit facility. The majority of our interest costs are capitalized as we are in the construction phase of the network build-out. Interest income earned was $4.6 million from continued investment of the preferred stock proceeds and funds from our offering of senior notes. Our net losses continue to reflect our development stage status and future recovery of tax losses remain uncertain. Future tax amounts owed will be lower due to these loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 2000, our cash levels increased by $159.9 million. The major elements consisted of cash proceeds from the sale of redeemable preferred stock to Odyssey Investment Partners and its co-investors of $80.3 million and the sale of senior notes totaling $225.0 million offset by the repayment of the interim credit facility of $66.7 million and capital expenditures of $67.7 million for the construction of the network. We also received $4.9 million in cash from Touch America pursuant to our swap agreement with them. These cash increases were offset by cash used in operating activities, comprised primarily of selling, general and administrative costs as well as interest costs.

    The development of our business model will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues from the business model are expected to be realized. These expenditures, along with the associated early operating expenses, will result in substantial negative operating cash flow and substantial net operating losses for us for the foreseeable future. Although we believe that our cost estimates and network build-out schedule are reasonable, the actual construction costs or the timing of the capital expenditures may deviate from current estimates. Our capital expenditures were approximately $67.7 million during the six months ended June 30, 2000. Total capital expenditures for fiscal year 2000 are expected to be in excess of $400 million. Cash on hand and the undrawn commitments under the credit facility provided us with approximately $617.5 million of funds available at June 30, 2000.

    Our primary funding sources currently include the following:

    - PREFERRED STOCK AND EQUITY INVESTMENT. Upon the completion of the units offering, we received all of the preferred stock funds committed by Odyssey and the other co-investors of approximately

      $125.0 million. In addition, we had previously received approximately $8.6 million from PF Telecom Holdings LLC and Koch Telecom Ventures, Inc. in cash, service and materials as an equity contribution.

    - THE CREDIT FACILITY. Our wholly-owned subsidiary, PF.Net Corp., will borrow funds under its $350.0 million credit facility with First Union National Bank as and when needed. The credit facility consists of $200.0 million in term loans and a $150.0 million revolving credit facility. The term loans are available for borrowing by PF.Net Corp. until April 29, 2002 in amounts not greater than 125% of the aggregate purchase price of products and services purchased from vendors for use in connection with the network. Any remaining percentage of the term loan availability that is above 100% but less than or equal to 125% of that aggregate purchase price and the $150.0 million revolving credit facility (which became available to PF.Net Corp. upon the consummation of the units offering and the funding of the remainder of the Odyssey preferred stock investment) may be used for capital expenditures associated with our network development, for operating expenses related to the network and other working capital expenses and for payment of interest on our indebtedness, all in accordance with our annual business plan. An additional $125.0 million of term loans will become available to PF.Net Corp. under the credit facility if we receive additional commitments for that amount. Borrowings under the credit facility bear interest, at PF.Net Corp.'s option, at the following rates per annum: (1) LIBOR plus an applicable margin ranging between 3.25% to 4.25% per annum based on PF.Net Corp.'s consolidated leverage ratio or (2) a base rate, which is equal to the greater of (A) the current prime rate of certain banks or (B) the current U.S. federal funds rate plus 0.5% per annum, plus an applicable margin, ranging from 2.00% to 3.00% per annum based on PF.Net Corp.'s consolidated leverage ratio. PF.Net Corp. currently has no outstanding borrowings under the credit facility. The credit facility matures on December 31, 2006.

    - THE UNITS OFFERING. On May 10, 2000, we completed the private placement of 225,000 units consisting of 13.75% senior notes with a stated principal amount of $225,000,000, and warrants to purchase an aggregate of 8,926,296 shares of our common stock for $0.01 per share. We received $225,000,000 in gross proceeds from the sale of the units. The estimated value of the warrants, $53,100,000, will be reflected as a debt discount with a corresponding increase to warrants. The debt discount will be amortized over the ten-year term of the senior notes. We utilized approximately $66,700,000 of the net proceeds to repay all of the outstanding borrowings under the interim credit facility. In connection with the repayment of amounts due under the interim credit facility, all warrants granted pursuant thereto were canceled. We have written off approximately $9,000,000 in deferred financing costs as a result of this debt repayment.

    - PROCEEDS FROM SALES, SWAPS, LEASES AND IRUS OF DARK FIBER. Our current business plan contemplates that we will receive more than $350.0 million in cash from sales, swaps and leases of dark fiber over the next two years, including the approximately $48.5 million we expect to receive in the Touch America swap. The majority of these proceeds will be applied to the construction and operation of our network. We plan to sell, grant IRUs or lease up to 48 fibers in each mile of our constructed network. Pursuant to the AT&T agreement, we have agreed with AT&T to jointly sell, grant IRUs, lease or swap up to 96 fibers on the portion of our network to be built pursuant to the AT&T agreement. We will each contribute 48 fibers to these joint dispositions.

    - JOINT CONSTRUCTION. We plan to use joint construction contracts to decrease our construction costs. Under the AT&T agreement, we expect to receive approximately $220.0 million of payments from AT&T for construction of the 5,000 miles contemplated by the AT&T agreement. We will seek to enter into similar arrangements with other telecommunications providers for the remaining 1,400 miles of our initial network that we plan to build.

    We expect that our primary cash uses over the next two years will include the following:

    - NETWORK BUILD COSTS. Our primary anticipated cash need is funding capital expenditures for network build costs. We spent approximately $8.1 million under our network capital plan through December 31, 1999. We estimate that during the period from January 1, 2000 through December 31, 2001, we will spend a total of approximately $915.0 million to construct and light the initial 10,800 miles of our network assuming the 6,400-mile portion of our network generally consists of 96 fibers. If the 6,400-mile portion of our network generally consists of 144 fibers, our network build costs over the same period will be approximately $965.0 million. While our network may use the same contractors on different aspects of our network construction, we have no long-term construction agreements. We have a long-term fiber optic and equipment purchase contract with Lucent.

    - DEBT SERVICE PAYMENTS. We estimate that during the period from January 1, 2000 through December 31, 2001, we will pay approximately $82.9 million in interest expense.

    - OPERATING LOSSES. Over the next two years we expect to generate substantial operating losses.

    We believe that the net proceeds from the units offering and the Odyssey preferred stock investment, borrowings and additional availability under the credit facility, proceeds from dispositions of dark fiber, payments under joint construction contracts and cash on hand will be sufficient to satisfy our anticipated cash requirements through June 30, 2002. However, we cannot assure you that our capital needs will not exceed the amounts we have estimated, that our construction costs or operating losses will not be larger than we currently anticipate, that cash received from dark fiber dispositions will be at the levels we currently expect or that we will be able to obtain the necessary funds under the credit facility or from the sources described above or at all. If we raise additional capital through a debt financing, our interest expense will increase and we may become subject to more restrictive covenants. If we issue additional equity, the ownership interest represented by our existing equity interests, including the warrants issued in the units offering, may be diluted. If we are unable to obtain the necessary funds, we will be required to scale back or defer our planned capital expenditures and, depending on the cash flow from our then-existing businesses, reduce the scope of our planned operations and/or restructure our debts. In that case, if we are unable to restructure our debts, we may have to file for bankruptcy. In addition, our ability to expand our business and enter into new customer relationships may depend on our ability to obtain additional financing for these projects. As we expand the scope of our network beyond the initial 10,800 miles, we will need additional capital.

MARKET RISK DISCLOSURES

INTEREST RATE RISK

    We have interest rate exposure related to the credit facility. Borrowings under that facility bear interest at rates that fluctuate with changes in short-term interest rates. The credit facility requires us to hedge the risks related to interest rate movements through the use of interest rate protection agreements or other derivative instruments and as necessary to ensure that at least 50% of our consolidated indebtedness either bears interest at a fixed rate or is protected against interest rate fluctuations by a hedging agreement that fixes or limits our interest cost. As all of the interest on the senior notes is at a fixed rate and we currently have no borrowings under the credit facility, no interest rate hedging is currently required. We may choose to manage our risk associated with interest rate movements through an appropriate balance of fixed and variable rate obligations as described above. To maintain an effective balance of fixed and variable obligations, we may elect to enter into specific interest rate swaps or other derivative instruments as we deem necessary.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. This statement, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. SFAS No. 133 must be implemented by the Company for the fiscal year ending December 31, 2001. The effects of SFAS No. 133 on our financial statements have not yet been determined.

PART II - OTHER INFORMATION

    ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

    The following information is furnished with regard to preferred stock securities sold by us within the fiscal quarter ending June 30, 2000 which were not registered under the Securities Act.

    (a) On April 3, 2000 we issued 33,762 shares of our senior preferred stock to Odyssey Coinvestors, LLC, PF Coinvestment, LLC and PF Coinvestment II LLC for an aggregate consideration of $3,376,260. Each share of senior preferred stock is convertible into shares of our common stock at the option of the holder thereof by dividing the sum of the liquidation preference plus accrued dividends by the conversion price then in effect. The current conversion price of the senior preferred stock is $2.8125 per share.

    (b) On May 10, 2000, we issued 693,806 shares of our senior preferred stock to Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, UBS Capital II LLC, First Union Capital Partners, LLC, PF Coinvestment, LLC and PF Coinvestment II, LLC for an aggregate consideration of approximately $69,380,565. Each share of senior preferred stock is convertible into shares of our common stock at the option of the holder thereof by dividing the sum of the liquidation preference plus accrued dividends by the conversion price then in effect. The current conversion price of the senior preferred stock is $2.8125 per share.

    (c) On May 10, 2000 we issued 225,000 ten-year warrants to UBS Warburg LLC and Credit Suisse First Boston Corporation, as initial purchasers, as part of our units offering of senior notes and warrants, which yielded aggregate gross proceeds of $225,000,000. Each warrant, when exercised, will entitle the holder to purchase 36.87243 shares of our common stock at a price of $0.01 per share of common stock.

    All of the above shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

    ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    As of April 11, 2000 a majority of our stockholders approved by written consent in lieu of a meeting pursuant to Section 228(a) of the Delaware General Corporation Law, the employment agreement of Donald W. Bolar.

    As of May 11, 2000 a majority of our stockholders approved by written consent in lieu of a meeting pursuant to Section 228(a) of the Delaware General Corporation Law, the letter agreement of Robert Annunziata.

    As of May 30, 2000 a majority of our stockholders approved by written consent in lieu of a meeting pursuant to Section 228(a) of the Delaware General Corporation Law, the election of Robert Annunziata to our Board of Directors.

    ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------             ------------------------------------------------------------

          3.1           Certificate of Incorporation, filed on October 25, 1999, of
                        PF.Net Communications Inc. (formerly PF.Net Holdings,
                        Limited) (incorporated by reference to Exhibit 3.1 to the
                        Company's Registration Statement No. 333-39646 (the "Debt
                        Securities S-4")).

          3.2           Certificate of Amendment, filed on April 3, 2000, to the
                        Certificate of Incorporation of PF.Net Communications, Inc.
                        (formerly PF.Net Holdings, Limited) (incorporated by
                        reference to Exhibit 3.2 to the Debt Securities S-4).

          3.3           Certificate of Designations, filed on October 29, 1999, of
                        Series A Senior Cumulative Convertible Preferred Stock of
                        PF.Net Communications, Inc. (formerly PF.Net Holdings,
                        Limited) (incorporated by reference to Exhibit 3.3 to the Debt Securities S-4).

          3.4 By-Laws of PF.Net Communications, Inc. (incorporated by reference to Exhibit 3.4 to the Debt Securities S-4).

          4.1           The indenture, dated May 10, 2000 among PF.Net
                        Communications, Inc. and United States Trust Company of New
                        York, as trustee, relating to the $225,000,000 in aggregate principal amount of 13 3/4% Senior Notes due 2010 and the
                        registered 13 3/4% Senior Notes due 2010 (incorporated by
                        reference to Exhibit 4.1 to the Debt Securities S-4).

          4.2           Specimen Certificate of 13 3/4% Senior Notes due 2010
                        (included in Exhibit 4.1 hereto)) (incorporated by reference to Exhibit 4.2 to the Debt Securities S-4).

          4.3           Specimen Certificate of the registered 13 3/4% Senior Notes due 2010 (included in Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.3 to the Debt Securities S-4).

          4.4           Registration Rights Agreement, dated May 10, 2000 among
                        PF.Net Communications, Inc., UBS Warburg LLC and Credit
                        Suisse First Boston Corporation (incorporated by reference to Exhibit 4.4 to the Debt Securities S-4).

         10.1           Fiber Optic System Agreement, dated as of October 29, 1999, between PF.Net Corp. and AT&T Corp. (incorporated by
                        reference to Exhibit 10.1 to the Debt Securities S-4).

         10.2 Amendment No. 1 to the Fiber Optic System Agreement, dated as of May 5, 2000, between PF.Net Corp. and AT&T Corp.
                        (incorporated by reference to Exhibit 10.2 to the Debt
                        Securities S-4) (incorporated by reference to Exhibit 10.2 to the Debt Securities S-4).

         10.3 Amended and Restated Fiber Networks Development Agreement, dated as of October 29, 1999, between PF.Net Corp. and Sea
                        Breeze Communication Company (incorporated by reference to
                        Exhibit 10.3 to the Debt Securities S-4).

         10.4           Amendment No. 1 to the Amended and Restated Fiber Networks
                        Development Agreement, dated as of March 17, 2000, between
                        Sea Breeze Communication Company, PF.Net Corp. and PF.Net
                        Network Services Corp. (incorporated by reference to Exhibit
                        10.4 to the Debt Securities S-4).

         10.5           Credit Agreement, dated as of October 29, 1999, among PF.Net
                        Corp., as borrower, the lenders party thereto, and First
                        Union National Bank as administrative agent and syndication agent (incorporated by reference to Exhibit 10.5 to the Debt
                        Securities S-4).

         10.6           First Amendment to Loan Documents, dated as of March 31,
                        2000, among PF.Net Corp., PF.Net Communications, Inc., and each of the subsidiaries of PF.Net Corp., First Union
                        National Bank, as administrative agent, the lenders, State
                        Street Bank and Trust Company, as corporate trustee and Patrick Thebado, as individual trustee (incorporated by reference to Exhibit 10.6 to the Debt Securities S-4).

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------             ------------------------------------------------------------
         10.7           Trust Agreement, dated as of October 29, 1999, among PF.Net
                        Corp., State Street Bank and Trust Company, as Corporate
                        Trustee and Patrick Thebado, as individual trustee
                        (incorporated by reference to Exhibit 10.7 to the Debt
                        Securities S-4).

         10.8           Stockholders Agreement, dated as of October 29, 1999, among
                        PF.Net Communications, Inc., John Warta, Georgiana Warta,
                        Karen Irwin, Treg Ventures LLC, Koch Telecom Ventures, Inc.,
                        PF Telecom Holdings, LLC, GLW Ventures LLC, Odyssey
                        Coinvestors, LLC, Odyssey Investment Partners Fund, LP,
                        Warburg Dillon Read LLC, UBS Capital II LLC, Credit Suisse
                        First Boston and Lucent Technologies Inc. (incorporated by reference to Exhibit 10.8 to the Debt Securities S-4).

         10.9           Amendment No. 1 to the Stockholders Agreement, dated as of
                        March 31, 2000, among PF.Net Communications, Inc., Odyssey
                        Investment Partners Fund, LP, Koch Telecom Ventures, Inc.,
                        PF Telecom Holdings LLC and UBS Capital II LLC.
                        (incorporated by reference to Exhibit 10.9 to the Debt
                        Securities S-4).

        10.10           Amendment No. 2 to the Stockholders Agreement, dated as of
                        May 10, 2000, among PF.Net Communications, Inc., Odyssey
                        Investment Partners Fund, LP, Koch Telecom Ventures, Inc.,
                        PF Telecom Holdings LLC, UBS Capital II LLC, UBS Warburg
                        LLC, Credit Suisse First Boston and First Union Investors,
                        Inc. (incorporated by reference to Exhibit 10.10 to the Debt
                        Securities S-4).

        10.11           Promissory Note, dated as of October 29, 1999, issued by
                        PF.Net Communications, Inc. to Koch Telecom Ventures, Inc.
                        in principal amount of $10.0 million (incorporated by reference to Exhibit 10.11 to the Debt Securities S-4).

        10.12 Master Secondment Agreement, dated as of November 1, 1999, between PF.Net Corp. and PF Telecom, LLC. (incorporated by reference to Exhibit 10.12 to the Debt Securities S-4).

        10.13           Amendment Number One to the Master Secondment Agreement
                        dated as of November 1, 1999 between PF.Net Corp. and PF
                        Telecom LLC. (incorporated by reference to Exhibit 10.13 to the Debt Securities S-4).

        10.14           Master Supply, Services and System Agreement, dated as of
                        August 6, 1999, between PF.Net Network Services Corp.
                        (formerly PF.Net, LLC) and Lucent Technologies Inc.
                        (incorporated by reference to Exhibit 10.14 to the Debt
                        Securities S-4).

        10.15           Assignment and Assumption of Master Supply, Services and
                        System Agreement, dated October 29, 1999, from PF.Net
                        Network Services, Inc. to PF.Net Supply Corp. (incorporated by reference to Exhibit 10.15 to the Debt Securities S-4).

        10.16           Amendment Number One to the Master Supply, Services, and
                        System Agreement, dated March 29, 2000, between PF.Net
                        Supply Corp. and Lucent Technologies, Inc.(incorporated by reference to Exhibit 10.16 to the Debt Securities S-4).

        10.17           Reciprocal IRU Lease and Exchange Option Agreement, dated as of February 25, 2000, between PF.Net Construction Corp. and
                        Touch America, Inc. (incorporated by reference to Exhibit
                        10.17 to the Debt Securities S-4).

        10.18 Master Carrier Agreement, dated as of December 21, 1999, between PF.Net Network Services Corp. and AT&T Corp.
                        (incorporated by reference to Exhibit 10.18 to the Debt
                        Securities S-4).

        10.19           Letter Agreement, dated May 30, 2000 between PF.Net
                        Communications, Inc. and Robert Annunziata (incorporated by reference to Exhibit 10.19 to the Debt Securities S-4).

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------             ------------------------------------------------------------
        10.20           Employment Agreement, dated as of November 1, 1999, between
                        PF.Net Corp. and John Warta (incorporated by reference to
                        Exhibit 10.20 to the Debt Securities S-4).

        10.21           Employment Agreement, dated as of November 1, 1999, between
                        PF.Net Corp. and Stephen Irwin (incorporated by reference to
                        Exhibit 10.21 to the Debt Securities S-4).

        10.22           Employment Agreement, dated as of October 1, 1999, between
                        PF.Net Communications, Inc. and David L. Taylor
                        (incorporated by reference to Exhibit 10.22 to the Debt
                        Securities S-4).

        10.23           Employment Agreement, dated as of December 15, 1999, between
                        PF.Net Construction Corp. and Thomas McCaleb, guaranteed by
                        PF.Net Corp. (incorporated by reference to Exhibit 10.23 to the Debt Securities S-4).

        10.24           Employment Agreement, dated as of April 12, 2000, between
                        PF.Net Communications, Inc. and Donald Bolar (incorporated by reference to Exhibit 10.24 to the Debt Securities S-4).

        10.25           Employment Agreement, dated as of March 31, 2000, between
                        PF.Net Communications, Inc. and Anthony Martin (incorporated by reference to Exhibit 10.25 to the Debt Securities S-4).

        10.26           Income Tax Sharing Agreement, dated October 29, 1999, among
                        PF.Net Communications, Inc. and PF.Net Corp. (incorporated by reference to Exhibit 10.26 to the Debt Securities S-4).

        10.27           Letter Agreement, dated as of May 10, 2000, among PF Telecom
                        Holdings LLC, Koch Telecom Ventures, Inc., Odyssey
                        Investment Partners Fund, LP, John Warta, Stephen Irwin and
                        UBS Capital II LLC. (incorporated by reference to Exhibit
                        10.27 to the Debt Securities S-4).

        10.28           1999 Equity Incentive Plan of PF.Net Communications, Inc. as
                        Amended and Restated as of July 12, 2000 (incorporated by
                        reference to Exhibit 10.28 to the Debt Securities S-4).

         27.1           Financial Data Schedule.

------------------------

    (b) Reports on Form 8-K: None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000
                                                       PF.NET COMMUNICATIONS, INC.
                                                       (Registrant)

                                                       By:  /s/ DAVID L. TAYLOR
                                                            -----------------------------------------
                                                            Name: David L. Taylor
                                                            Title:  Chief Financial Officer and Vice
                                                                    President, Finance

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 14, 2000 by:

SIGNATURE                                                            TITLE
---------                                                            -----
           /s/ DAVID L. TAYLOR                     Chief Financial Officer
------------------------------------------         and Vice President, Finance
             David L. Taylor