Form 10-Q
period 2000-09-30
PF NET COMMUNICATIONS INC
filed 2000-11-14
CIK 1116563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   -----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                        Commission file number 333-39646

                                   -----------

                           PF.NET COMMUNICATIONS, INC.

             (Exact name of Registrant as specified in its charter)

                                   -----------

          Delaware                                        52-2197932
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                         555 Herndon Parkway, Suite 100
                             Herndon, Virginia 20170
                    (Address of principle executive offices)

                                 (703) 796-6400
                (Company's telephone number, including area code)

      Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      The Company had 80,000,000 shares of common stock, $.01 par value, outstanding at November 14, 2000.

                           PF.NET COMMUNICATIONS, INC.
                          FORM 10-Q SEPTEMBER 30, 2000
                                      INDEX

PART I - FINANCIAL INFORMATION..............................................   3
ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets..............................   3
         Condensed Consolidated Statements Of Operations....................   4
         Condensed Consolidated Statements Of Cash Flows....................   5
         Notes To Condensed Consolidated Financial Statements...............   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  15

PART II - OTHER INFORMATION.................................................  16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................  16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  16

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  PF.NET COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           December 31,    September 30,
                                                              1999             2000
                                                          -------------    -------------
                                                                             (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .............................   $ 107,597,674    $ 172,393,587
Accounts receivable ...................................           9,475       19,503,689
Prepaid expenses ......................................         155,100          494,120
                                                          -------------    -------------

  Total current assets ................................     107,762,249      192,391,396
PROPERTY AND EQUIPMENT, net ...........................      44,120,563      210,114,605
DEFERRED FINANCING COSTS, net .........................      21,410,355       19,537,444
OTHER ASSETS ..........................................          23,635           23,000
                                                          -------------    -------------

                                                          $ 173,316,802    $ 422,066,445
                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable ......................................   $   2,277,456    $   9,698,534
Accrued liabilities ...................................       2,276,630       17,444,313
Accrued interest payable ..............................       1,797,202       13,458,854
Fiber-optic network obligation ........................      22,752,982               --
Customer advances .....................................           4,880        8,836,707
Current portion of capital lease obligations ..........           6,713            7,237
                                                          -------------    -------------
  Total current liabilities ...........................      29,115,863       49,445,645

CAPITAL LEASE OBLIGATIONS .............................          10,904            4,829
LONG-TERM DEBT, net of debt discount of $4,776,050
  (1999) and $51,035,000 (2000) .......................      61,923,950      173,965,000
CONSTRUCTION RETAINAGE PAYABLE ........................              --        5,769,604
NOTE PAYABLE TO AFFILIATE .............................      10,231,333       11,355,069
COMMITMENTS AND CONTINGENCIES .........................              --               --
REDEEMABLE CONVERTIBLE SENIOR PREFERRED STOCK:
1,250,000 shares authorized; $100 per share; 447,368
  (1999) and 1,250,000 (2000) shares issued and
  outstanding; liquidation preference $137,122,589
  (2000) ..............................................      36,541,763      128,712,325
PUT WARRANTS ..........................................      25,764,000       68,000,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock $.01 par value, 400,000,000 shares
  authorized; 80,000,000 shares issued and
  outstanding 1999 and 2000 ...........................         800,000          800,000
Additional paid-in capital ............................       9,170,591       14,914,591
Unearned compensation .................................        (905,040)      (5,761,942)
Warrants ..............................................       9,713,000       59,112,000
Deficit accumulated during development stage ..........      (9,049,562)     (84,250,676)
                                                          -------------    -------------

  Total stockholders' (deficit) equity ................       9,728,989      (15,186,027)
                                                          -------------    -------------

                                                          $ 173,316,802    $ 422,066,445
                                                          =============    =============

                           PF.NET COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Inception
                                  Three Months Ended              Nine Months Ended          (November 30,
                                     September 30,                 September 30,               1998) to
                             ------------------------------------------------------------    September 30,
                                 1999            2000            1999            2000            2000
                             ----------------------------------------------------------------------------
REVENUE:
  Communications
  services ...............   $     28,425    $     63,320    $     51,426    $    104,730    $    184,581
                             ----------------------------------------------------------------------------
OPERATING EXPENSES:
  Access and network
  operations .............         21,789         231,963          34,526         310,733         367,048
  Selling, general and
  administrative
  expenses ...............      1,685,320       9,212,334       3,795,603      13,598,053      19,487,946
  Depreciation and
  amortization ...........         19,601         159,641          22,098         317,128         733,476
                             ----------------------------------------------------------------------------
  Total operating expenses      1,726,710       9,603,938       3,852,227      14,225,914      20,588,470
                             ----------------------------------------------------------------------------
OPERATING LOSS ...........     (1,698,285)     (9,540,618)     (3,800,801)    (14,121,184)    (20,403,889)
INCREASE IN FAIR VALUE
  OF PUT WARRANTS ........             --              --              --     (42,236,000)    (42,236,000)
INTEREST INCOME ..........             --       2,775,441              --       7,407,665       8,396,046
INTEREST EXPENSE .........           (773)     (3,129,814)           (773)    (14,344,191)    (17,200,329)
                             ----------------------------------------------------------------------------
NET LOSS BEFORE INCOME
  TAXES ..................     (1,699,058)     (9,894,991)     (3,801,574)    (63,293,710)    (71,444,172)
PROVISION FOR INCOME
  TAXES ..................                                                                         (2,000)
                             ----------------------------------------------------------------------------
NET LOSS AND
  COMPREHENSIVE LOSS .....     (1,699,058)     (9,894,991)     (3,801,574)    (63,293,710)    (71,446,172)
ACCRETION OF PREFERRED
  STOCK DIVIDENDS AND
  OFFERING COSTS .........             --      (3,789,495)             --     (11,907,404)    (12,804,504)
                             ----------------------------------------------------------------------------
NET LOSS APPLICABLE TO
  COMMON STOCK ...........   $ (1,699,058)   $(13,684,486)   $ (3,801,574)   $(75,201,114)   $(84,250,676)
                             ----------------------------------------------------------------------------
BASIC AND DILUTED LOSS
  PER SHARE ..............   $      (0.05)   $      (0.17)   $      (0.11)   $      (0.94)   $      (1.53)
                             ----------------------------------------------------------------------------
Basic and diluted
  weighted average
  shares outstanding .....     33,202,000      80,000,000      35,294,000      80,000,000      55,238,000
                             ============================================================================

                           PF.NET COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Inception
                                                           Nine Months Ended           (November 30,
                                                             September 30,               1998) to
                                                     -------------------------------   September 30,
                                                          1999             2000             2000
                                                                                       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................   $  (3,801,574)   $ (63,293,710)   $ (71,446,172)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
         Increase in redemption value of put
           warrants ..............................              --       42,236,000       42,236,000
        Accrued interest on note payable to
          affiliate ..............................                        1,123,736        1,123,736
        Services paid for by affiliates ..........       2,020,268               --        2,020,268
        Amortization of debt discount ............              --        4,085,217        4,166,167
        Write-off bridge loan deferred
          finance charges ........................              --        9,000,000        9,000,000
        Depreciation and amortization ............          22,098          317,128          733,476
        Stock based compensation expense .........              --        2,043,098        2,489,258
  Net changes in operating assets and liabilities:
           Accounts receivable ...................         (18,912)      (1,003,984)      (1,013,459)
           Prepaid expenses ......................         (76,406)        (339,020)        (494,120)
           Other assets ..........................        (211,106)             635          (25,807)
           Accounts payable ......................         423,973       (1,314,757)         962,699
           Accrued liabilities and interest
             payable .............................       2,345,512        1,359,356        4,183,188
                                                     -----------------------------------------------
            Net cash (used in) provided by
              operating activities ...............         703,853       (5,786,301)      (6,064,766)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ......      (2,630,682)    (179,337,752)    (182,370,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid for deferred financing fees ..........              --       (9,226,591)     (26,156,203)
  Payment on obligations under capital leases ....          19,179           (5,551)          (9,527)
  Customer advances ..............................              --        7,626,397        7,631,277
  Contribution of capital ........................       1,490,000               --        1,490,000
  Proceeds from bridge notes payable .............              --               --       66,700,000
  Proceeds from the issuance of redeemable
  convertible senior preferred stock, net ........         348,547       80,263,158      117,157,821
  Proceeds from units offering ...................              --      225,000,000      225,000,000
  Repayments of interim credit facility...........              --      (66,701,665)     (66,701,665)
  Proceeds received from AT&T ....................              --       12,964,218       35,717,200
                                                     -----------------------------------------------
      Net cash provided by financing
        activities ...............................       1,857,726      249,919,966      360,828,903
                                                     -----------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................   $     (69,103)   $  64,795,913    $ 172,393,587
CASH AND CASH EQUIVALENTS:
  beginning of period ............................              --      107,597,674               --
                                                     -----------------------------------------------

CASH AND CASH EQUIVALENTS:
  end of period ..................................   $     (69,103)   $ 172,393,587    $ 172,393,587
                                                     ===============================================

                           PF.NET COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                              Inception
                                              Nine Months    Nine Months     (November 30,
                                                 Ended          Ended          1998) to
                                             September 30,  September 30,    September 30,
                                                 1999           2000             2000
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Cash paid for interest (net of amounts
     capitalized) ..........................    $(773)      $(20,383,555)    $(20,384,328)
                                                =========================================

SCHEDULE OF NONCASH INVESTING AND FINANCING
  TRANSACTIONS:

Issuance of warrants in connection with
  executive recruiting services provided ...    $  --       $  1,156,000     $  1,156,000
                                                =========================================
Reduction in property and equipment from the
  decrease in the  fiber-optic obligation ..    $  --       $ 22,752,982     $ 22,752,982
                                                =========================================
Increase in property and equipment, accounts
  payable, accrued interest, construction
  retainage, and accrued expenses ..........    $  --       $ 21,798,098     $ 21,798,098
                                                =========================================

                  PF.NET COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

      Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

      The interim financial data as of September 30, 2000, and for the three-month and nine-month periods ended September 30, 1999 and 2000, is unaudited. The information reflects all adjustments, consisting of only normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999 included in the registration statement on Form S-4 filed with the SEC on July 17, 2000. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

      Revenue Recognition - The Company records revenue from communications services as the services are provided. Amounts billed in advance of the service period are recorded as deferred revenue. Revenue from dark fiber sales and leases is recorded in accordance with FASB Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66," which requires revenue to be recognized over the term of the agreement unless title transfers to the purchaser or lessee. Authoritative accounting guidance for dark fiber sales is evolving and any changes in the authoritative guidance could affect accounting for revenue associated with future transactions.

      Net loss per common share - The Company calculates basic and diluted earnings per share (EPS) pursuant to SFAS No. 128. The Company had a net loss during the periods presented and therefore, common stock equivalents have been excluded from the calculation of diluted EPS, as the effect is anti-dilutive.

      Comprehensive loss - In 1997, the Financial Accounting Standards Board
      (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and displaying of comprehensive income and its components. For the periods presented, there was no difference between the Company's net loss applicable to common stock and comprehensive loss.

      Segment reporting - The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. The Company currently operates in one business segment with an anticipated group of similar products.

      Stock split - Effective April 3, 2000, the Company effected a 2-for-1 stock split of its common stock. All share and per share amounts included in the accompanying condensed consolidated financial statements and footnotes have been restated to reflect the stock split.

2. Commitments

      Fiber-optic swap agreement - In January 2000, the Company entered into a conduit and fiber-optic swap agreement with Touch America (the Agreement). Pursuant to the Agreement, the Company will swap a portion of its conduit and fiber for 18 years, with an option to extend for an additional 20 years, in return for progressive cash payments totaling approximately $48,500,000, subject to adjustment upon the occurrence of certain events, and a portion of conduit and fiber from the Touch America fiber network. Once the Company and Touch America complete the construction of their networks under the Agreement, the swap transaction will occur.

      Credit Agreement - Effective March 31, 2000, all of the commitments under the Company's credit agreement with Lucent Technologies, Inc. ("Lucent") were assigned by Lucent to First Union National Bank and the credit agreement was amended. As amended, the First Union Credit Agreement provides, among other things, that availability thereunder may be increased to $475,000,000 if the Company receives additional commitments for $125,000,000. Borrowings under the credit facility bear interest, at the Company's option, at the following rates per annum: (i) LIBOR plus an applicable margin ranging between 3.25% to 4.25% per annum based on the Company's consolidated leverage ratio or (ii) a base rate, which is equal to the greater of (A) the current prime rate of certain banks, or (B) the current U.S. federal funds rate plus 0.5% per annum, plus an applicable margin, ranging from 2.00% to 3.00% per annum based on the status of certain financial leverage ratios. The credit facility matures on December 31, 2006. There were no borrowings under the credit agreement as of September 30, 2000.

      Employment agreements - Effective September 1, 2000, the Company entered into an employment agreement with its President of Internet and Advanced Data Services. The agreement provides for base compensation over the initial four-year term of not less than $300,000 per annum and includes a bonus provision based upon the achievement of pre-established performance goals. In addition, the agreement provides for the issuance of 1,000,000 stock options at an exercise price of $6.40 per share.

      Effective September 7, 2000, the Company entered into an employment agreement with its Chief Executive Officer. The agreement provides for base compensation over the initial four-year term of not less than $500,000 per annum and includes a bonus provision that is based upon the achievement of pre-established performance goals. In addition, the agreement provides for the issuance of 4,000,000 stock options at an exercise price of $6.40 per share.

      Litigation - From time to time, the Company may be party to various legal proceedings arising in the ordinary course of our business, including issues related to obtaining rights-of-way. As of the date of this filing, we have not been engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

3. Common and preferred stock transactions

      Common stock - On May 10, 2000, the Company completed the private placement of 225,000 units consisting of 13.75% senior notes payable, with a stated principal amount of $225,000,000, and warrants to purchase 8,926,296 shares of the Company's common stock for $0.01 per share. The estimated value of the warrants, $53,100,000, has been reflected as a debt discount with a corresponding increase to warrants. The debt discount is being amortized over the ten-year term of the notes. The Company utilized approximately $66,700,000 of the net proceeds to repay the outstanding borrowings under the interim credit facility. In connection with the repayment of amounts due under the interim credit facility, all warrants granted pursuant thereto were canceled. The Company has written off approximately $9,000,000 in deferred financing costs as a result of this debt repayment.

      On July 18, 2000, the Company commenced an exchange offer of publicly tradable notes for its outstanding senior notes, which had been issued in the private placement. Holders of the senior notes tendered their private notes for notes publicly tradable pursuant to a registration statement on Form S-4 filed with the SEC on July 17, 2000. This exchange offer was open until August 25, 2000.

      Effective September 7, 2000, the Company issued a warrant to an executive recruiting firm to purchase 333,333 shares of common stock for $6.40 per share as partial consideration for services rendered in hiring our chief executive officer. The warrants expire on September 7, 2004. The estimated value of the warrants of $1,156,000 has been recorded as general and administrative expense with a corresponding increase to warrants.

      Preferred stock - On May 10, 2000, the Company completed the funding of its private placement of its Preferred Stock through the issuance of 75,063, 33,762 and 693,806 shares in March, April and May 2000, respectively. The aggregate Preferred Stock offerings to date yielded proceeds of $125,000,000, of which the aggregate of such offerings for the nine-month period ended September 30, 2000 was $80,263,158. As of September 30, 2000, the aggregate liquidation preference of the Preferred Stock, including cumulative dividends of $12,122,589, was $137,122,589.

4. Subsequent events

      The Company's president and chief operating officer has notified the Company that he intends to resign, and the Company is in the process of transitioning the duties of that office to its chief executive officer and other executives. The Company is currently negotiating a severance arrangement with this officer that it expects will be completed in the fourth quarter of 2000.

      In October 2000, the Company closed a dark fiber sale of approximately $9.0 million. A portion of the sales proceeds will be shared with AT&T pursuant to our agreement with them. Cash proceeds will be recorded as deferred revenue until construction and acceptance of the sold fiber is complete.

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

Overview

      Our goal is to become a leading facilities-based provider of technologically advanced, high-capacity fiber optic network infrastructure and communications services throughout the continental United States. We initially intend to pursue a carrier's carrier strategy and position ourselves as the "Network to the Net" by connecting many of the highest volume telecommunications markets in the United States to each other and to the Internet. Our services will include transmission, Internet, data and content distribution services to Internet service providers, telecommunications carriers, corporate and governmental entities and institutional consumers of wholesale network capacity. Through joint construction arrangements and fiber and conduit swaps, sales and purchases, we intend to initially assemble a low-cost, upgradable nationwide fiber optic network initially consisting of 10,800 miles passing more than 100 metropolitan areas. We are constructing 6,400 miles of our network and acquiring 4,400 miles of our network through a swap agreement. The initial constructed portion of our network will include substantial fiber and empty conduit. We expect to substantially expand our network over time through swaps and sales of fiber and conduit, fiber and conduit purchases and additional joint construction arrangements. In addition, the Company is exploring opportunities to expand our business plan both domestically and internationally.

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

      We are a development stage company and, accordingly, we have a limited operating history. The development, construction and expansion of our network will require significant capital to be invested before any material revenue is generated. We expect to continue to incur significant and increasing operating losses and negative EBITDA while we construct our network and develop our customer base. We expect to generate substantial cash proceeds from dispositions of dark fiber rights in order to finance a portion of our network construction costs. However, we do not anticipate significant revenues from sales of broadband services until late 2001 or early 2002. In order for us to meet our strategic objectives, we must complete the initial 6,400 miles of our network according to our build schedule and generate a substantial volume of traffic on our network. In addition, we will rely upon Touch America for timely completion of the segments of our network we will receive from it.

      On October 29, 1999, we entered into a series of related financing transactions that provided us with financing to begin the construction of our network. We received a $125 million commitment from controlled affiliates of Odyssey Investment Partners, LLC (collectively, "Odyssey") and other co-investors to purchase our newly created senior convertible preferred stock that was fully funded by May 10, 2000. In addition, our wholly-owned subsidiary, PF.Net Corp., entered into a secured credit facility with Lucent that provides for borrowings of up to $350 million. On March 31, 2000, Lucent assigned the credit facility to First Union National Bank. The First Union credit facility provides that availability thereunder may be increased to $475 million if we receive additional commitments for $125 million. On October 29, 1999, we also entered into an interim credit facility with UBS AG and Credit Suisse First Boston. On May 10, 2000 we received $225 million in gross proceeds from the offering of units consisting of senior notes and warrants, and we fully repaid $66.7 million outstanding under the interim credit facility. We believe that the net proceeds from the units offering, the Odyssey preferred stock investment, borrowings under the credit facility, proceeds from dispositions of dark fiber rights, payments under joint construction contracts and cash on hand will be sufficient to satisfy our anticipated cash requirements for our initial business model through the second quarter of 2002. See "Liquidity and Capital Resources."

Business Update

      We are continuing to increase the number of our employees and the amount of our construction. As of November 10, 2000, we had 104 full time employees, double the number of employees we had at the end of June 2000. This number included 11 employees seconded from one of our stockholders, PF Telecom Holdings LLC. Construction expenditures approximated $40 million during September 2000, and we anticipate construction spending in the near term will approximate, or exceed, the September level as we continue our network build and begin pulling fiber on our first phase network routes. We began pulling fiber through conduit in August 2000 and we anticipate that we will light our first route (Houston to Jacksonville) in the first quarter of 2001. We have experienced some permitting and construction delays on certain routes, but our network build plan remains on track to be substantially completed by early 2002. To date we have constructed approximately 2,500 miles, obtained permitting for 3,500 miles and engineered 4,500 miles of our network. Our recurring operating expenditures currently approximate $2 million per month and we anticipate this amount will increase as we continue to bring on new employees and build out our operations. Our EBITDA, or earnings before interest, taxes, depreciation and amortization, is consistent with our business plan. AT&T is making payments to us for our progressive construction of its portion of our network. Touch America is also making payments to us for our progressive construction of network links that will be swapped with them pursuant to our swap agreement with them.

      As of October 31, 2000, we had four primary communications services customers to whom we resell capacity that we purchase from AT&T. We are pursuing additional resale customers and we plan to migrate these customers to our network upon its completion on a segment-by-segment basis. In October 2000, we closed our second dark fiber disposition for over $9 million and are continuing to pursue a number of dark fiber sales opportunities. We expect to account for this transaction in accordance with FASB Interpretation No. 43.

      In September 2000, we hired a President of Internet and Data Services. In connection with his hiring and the anticipated resignation of our president and chief operating officer, we have realigned the sales and marketing organization as well as the data and network services engineering groups under our President of Internet and Advanced Data Services. In this realignment, we are expanding our emphasis on data and Internet services, including high speed Internet access, data services, virtual private networks and other broadband related services, to complement our original business plan and physical network.

      We are currently evaluating optronic and data service equipment vendors and their products. We anticipate selecting equipment providers during late 2000 and early 2001 to allow us to begin lighting our first routes in the first quarter of 2001.

Results of Operations

Three months ended September 30, 2000 compared to the three months ended September 30, 1999

      We are a development stage company without a significant history of operating revenues. During the three months ended September 30, 2000, private line resale revenues totaled $63,320, an increase of 123% over the three months ended September 30, 1999 due to the increased installation of circuits for resale customers. As we are in the early stages of our resale activities and testing our internal processes for them, the results from one period to another are not comparable in a meaningful way.

      During the three months ended September 30, 2000, access costs were $57,529 to support the resale of those services compared to access costs of $21,789 for the same preceding period. Selling, general and administrative expenses increased approximately 447% from $1.7 million in the three months ended September 30, 1999 to $9.2 million in the three months ended September 30, 2000 due to an increase in our sales and marketing personnel, as well as other support resources in connection with the development of the network. Additionally, the three months ended September 30, 2000 include non-recurring charges of approximately $5.4 million in executive signing bonuses and recruiting fees. Depreciation and amortization expenses increased from $19,601 for the three months ended September 30, 1999 to $159,641 for the three months ended September 30, 2000, due to an increase in the purchase of office and data processing equipment to support additional operational staff.

      Interest expense increased from a nominal amount for the three months ended September 30, 1999 to $3.1 million for the three months ended September 30, 2000, net of $8.3 million capitalized to property and equipment. The increase is a result of interest expense on our senior notes and availability fees for our credit facility, as well as the amortization and write off of certain deferred finance costs. The majority of our interest costs are capitalized as we are in the construction phase of our network build-out. Interest income earned was $2.8 million from continued investment of the proceeds from our sale of preferred stock and our units offering. Our net losses continue to reflect our development stage status and future recovery of tax losses remain uncertain. If we are able to carry these losses forward, future tax amounts owed will be lower due to these loss carry forwards.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

      During the nine months ended September 30, 2000, private line resale revenues totaled $104,730, an increase of 104% over the nine months ended September 30, 1999. During the nine months ended September 30, 2000, access costs were $88,407 to support the resale of those services compared to access costs of $34,526 for the nine months ended September 30, 1999. Selling, general and administrative expenses increased approximately 258% from $3.8 million for the nine months ended September 30, 1999 to $13.6 million for the nine months ended September 30, 2000 as we began to increase our sales and marketing personnel, as well as other support resources in connection with the development of the network. Additionally, the nine months ended September 30, 2000 include non-recurring charges of approximately $5.8 million in executive signing bonuses and recruiting fees. Depreciation and amortization expenses increased from $22,098 for the nine months ended September 30, 1999 to $317,128 for the nine months ended September 30, 2000, reflecting the increase in the purchase of office and data processing equipment to support additional operational staff.

      For the nine months ended September 30, 2000, we recorded a change in the fair market value of put warrants owned by AT&T in the amount of $42.2 million, in accordance with Emerging Issues Task Force (EITF) No. 96-13, Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, A Company's Own Stock. Future changes in the value of the put warrants will be recognized in earnings in future periods.

      Interest expense increased from a nominal amount for the nine months ended September 30, 1999 to $14.3 million, net of $19.5 million capitalized to network build-out, for the nine months ended September 30, 2000, as a result of interest on the interim credit facility and on the senior notes, and availability fees on the credit facility. Additionally, interest expense in 2000 includes the write-off of $9.0 million of financing costs related to the interim credit facility. The majority of our interest costs are capitalized as we are in the construction phase of the network build-out. Interest income earned was $7.4 million from continued investment in short term cash equivalents of the preferred stock proceeds and funds from our units offering.

Our net losses continue to reflect our development stage status and future recovery of tax losses remain uncertain. If we are able to carry these losses forward, future tax amounts owed will be lower due to these loss carry forwards.

Liquidity and Capital Resources

      During the nine months ended September 30, 2000, our cash levels increased by $64.8 million. The major elements consisted of cash proceeds from the sale of senior convertible preferred stock to Odyssey Investment Partners and its co-investors of $80.3 million and the sale of units for gross proceeds totaling $225.0 million offset by the repayment of the interim credit facility of $66.7 million and capital expenditures of $179.3 million for the construction of the network. We also received $12.9 million in cash from AT&T pursuant to our Fiber Optic System Agreement and $7.6 million in cash from Touch America pursuant to our swap agreement with them. These cash increases were offset by cash used in operating activities, comprised primarily of selling, general and administrative costs and interest costs.

      The development of our business model will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues from the business model are expected to be realized. These expenditures, along with the associated early operating expenses, will result in substantial negative operating cash flow and substantial net operating losses for us for the foreseeable future. Although we believe that our cost estimates and network build-out schedule are reasonable, the actual construction costs or the timing of the capital expenditures may deviate from current estimates. Our capital expenditures were approximately $179.3 million during the nine months ended September 30, 2000. Total capital expenditures for fiscal year 2000 are expected to be in excess of $250.0 million. Cash on hand and the undrawn commitments under the credit facility provided us with approximately $522.4 million of funds available as of September 30, 2000.

      Our primary funding sources currently include the following:

      o Preferred Stock and Equity Investment. Upon the completion of the units offering, we received all of the preferred stock funds committed by Odyssey and the other co-investors of approximately $125 million. In addition, we had previously received approximately $8.6 million from PF Telecom Holdings LLC and Koch Telecom Ventures, Inc. in cash, service and materials as an equity contribution.

      o The Credit Facility. Our wholly-owned subsidiary, PF.Net Corp., will borrow funds under its $350 million credit facility with First Union National Bank as and when needed. The credit facility consists of $200 million in term loans and a $150 million revolving credit facility. The term loans are available for borrowing by PF.Net Corp. until April 29, 2002 in amounts not greater than 125% of the aggregate purchase price of products and services purchased from vendors for use in connection with the network. Any remaining percentage of the term loan availability that is above 100% but less than or equal to 125% of that aggregate purchase price and the $150.0 million revolving credit facility (which became available to PF.Net Corp. upon the consummation of the units offering and the funding of the remainder of the Odyssey preferred stock investment) may be used for capital expenditures associated with our network development, for operating expenses related to the network and other working capital expenses and for payment of interest on our indebtedness, all in accordance with our annual business plan. An additional $125.0 million of term loans will become available to PF.Net Corp. under the credit facility if we receive additional commitments for that amount. Borrowings under the credit facility bear interest, at PF.Net Corp.'s option, at the following rates per annum: (1) LIBOR plus an applicable margin ranging between 3.25% to 4.25% per annum based on PF.Net Corp.'s consolidated leverage ratio or (2) a base rate, which is equal to the greater of (A) the current prime rate of certain banks or (B) the current U.S. federal funds rate plus 0.5% per annum, plus an applicable margin, ranging from 2.00% to 3.00% per annum based on PF.Net Corp.'s consolidated leverage ratio. PF.Net Corp. currently has no outstanding borrowings under the credit facility. Based on our network construction expenditures, we have $305.4 million available under the credit facility as of September 30, 2000. The credit facility matures on December 31, 2006.

      o The Units Offering. On May 10, 2000, we completed the private placement of 225,000 units consisting of 13.75% senior notes with a stated principal amount of $225.0 million and warrants to purchase an aggregate of 8,926,296 shares of our common stock for $0.01 per share. We received $225.0 million in gross proceeds from the sale of the units. The estimated value of the warrants, $53.1 million has been reflected as a debt discount with a corresponding increase to warrants. The debt discount is being amortized over the ten-year term of the senior notes. We utilized approximately $66.7 million of the net proceeds to repay all of the outstanding borrowings under the interim credit facility. In connection with the repayment of amounts due under the interim credit facility, all warrants granted pursuant thereto were canceled. We have written off approximately $9.0 million in deferred financing costs as a result of this debt repayment.

      o Proceeds from Sales, Swaps, Leases and IRUs of Dark Fiber. Our current business plan contemplates that we will receive more than $150.0 million in cash from sales, swaps and leases of dark fiber through the end of 2001, including the approximately $48.5 million we expect to receive in the Touch America swap. The majority of these proceeds will be applied to the construction and operation of our network. We plan to sell, grant IRUs or lease up to 48 fibers in each mile of our constructed network. Pursuant to the AT&T agreement, we have agreed with AT&T to jointly sell, grant IRUs, lease or swap up to 96 fibers on the portion of our network to be built pursuant to the AT&T agreement. We will each contribute 48 fibers to these joint dispositions.

      o Joint Construction. We plan to use joint construction contracts to decrease our construction costs. Under the AT&T agreement, we expect to receive approximately $220.0 million of payments from AT&T for construction of the 5,000 miles contemplated by the AT&T agreement. We have received $35.7 million of these payments to date. We will seek to enter into similar arrangements with other telecommunications providers for the remaining 1,400 miles of our initial network that we plan to build.

      o Vendor Financing. We plan to finance the cost of certain fiber optic and related data equipment through vendor financing arrangements. We are currently negotiating with selected vendors to obtain financing as part of our equipment purchase agreements that we plan to enter into with them.

      We expect that our primary cash uses over the next two years will include the following:

      o Network Build Costs. Our primary anticipated cash need is funding capital expenditures for network build costs. We spent approximately $182.4 million under our network capital plan through September 30, 2000. We estimate that during the period from January 1, 2000 through December 31, 2001, we will spend a total of approximately $984 million to construct and light the initial 10,800 miles of our network assuming the 6,400-mile portion of our network consists of an average of 136 fibers per route mile. This represents a cost increase from our original plan due mostly to an increase in the average fiber count from 96 fibers to 136 fibers and a projected fiber purchase to allow for network expansion. Our construction is being performed under construction contracts with third parties that include liquidated damage provisions and penalties if such construction is not completed within specified timeframes.

      o Debt Service Payments. We estimate that during the period from January 1, 2000 through December 31, 2001, we will pay approximately $79.5 million in interest.

      o Operating Losses. Over the next two years we expect to generate substantial operating losses.

      We believe that the net proceeds from the units offering and the Odyssey preferred stock investment, borrowings and additional availability under the credit facility, proceeds from dispositions of dark fiber, payments under joint construction contracts, cash on hand, and our planned vendor financing, which we are currently negotiating, will be sufficient to satisfy our anticipated cash requirements through June 30, 2002 for our base construction plan. However, we cannot assure you that our capital needs will not exceed the amounts we have estimated, that our construction costs or operating losses will not be larger than we currently anticipate, that cash received from dark fiber dispositions will be at the levels we currently expect, that we will be able to finance changes to our base construction plan, or that we will be able to obtain the necessary funds under the credit facility or from the sources described above or at all. If we raise additional capital through a debt or vendor financing, our interest expense will increase and we may become subject to more restrictive covenants. If we issue additional equity, the ownership interest represented by our existing equity interests, including the warrants issued in the units offering, may be diluted. If we are unable to obtain the necessary funds, we will be required to scale back or defer our planned capital expenditures and, depending on the cash flow from our then-existing businesses, reduce the scope of our planned operations and/or restructure our debts. In that case, if we are unable to restructure our debts, we may not be able to continue as a going concern. Additionally, continued increases in interest rates could have a material impact on our ability to pay interest on variable rate debt that we may obtain under our credit facilities. In addition, our ability to expand our business and enter into new customer relationships may depend on our ability to obtain additional financing for these projects. To the extent that we expand the scope of our network beyond the initial 10,800 miles or into international markets, we will need additional capital. Continued weakness in the capital markets for telecommunications companies could also materially affect our ability to obtain additional financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. We are required to adopt SFAS No. 133 on January 1, 2001. We currently do not use any derivative instruments and accordingly, we do not anticipate that adoption of SFAS No. 133 will have a material impact on our financial statements.

      In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66," which is effective for transactions entered into after June 30, 1999. This interpretation considers dark fiber as integral equipment, and to obtain sales-type lease accounting on fiber sale or lease transactions, title must transfer to the purchaser or lessee. Transactions in which title does not transfer must be accounted for as operating leases and revenue will be recognized over the term of the agreement. The Interpretation does not affect cash flows from dark fiber sales, leases, or IRU's, however; it could result in a substantial amount of deferred revenue being recorded. Authoritative accounting guidance is evolving and any changes in the authoritative guidance could affect accounting for revenue and expenses associated with future transactions.

      The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on our results of operations and financial position was not material, but its application may have a material impact on future accounting for stock compensation transactions.

      In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements and its application is retroactive to January 1, 2000. We believe our existing revenue recognition policies generally comply with SAB 101 and accordingly, we do not believe that adoption of SAB 101 in the fourth quarter of 2000 will have a material affect on our financial results.

================================================================================

PART II - OTHER INFORMATION

      ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

      The following information is furnished with regard to equity securities sold by us within the fiscal quarter ending September 30, 2000, which were not registered under the Securities Act.

      (a) On September 7, 2000, we issued a four-year warrant to Heidrick & Struggles, Inc. in partial consideration of services rendered in its executive search efforts in the hiring of our Chief Executive Officer. The warrant, when exercised, will entitle the holder to purchase 333,333 shares of our common stock at a price of $6.40 per share of common stock.

      All of the above shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

      ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) As of July 12, 2000, a majority of our stockholders approved by written consent in lieu of a meeting pursuant to Section 228 (a) of the Delaware General Corporation Law, the adoption of our Amended and Restated 1999 Equity Incentive Plan.

      (b) As of September 27, 2000, our stockholders approved by unanimous written consent in lieu of a meeting pursuant to Section 228(a) of the Delaware General Corporation Law, the increase in the number of members of the Board of Directors to eleven and the election of Kirby G. Pickle, Jr., our Chief Executive Officer, as a member of the Board of Directors.

      ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit No.  Description of Exhibit

               10.1 1999 Equity Incentive Plan of PF.Net Communications, Inc., as Amended and Restated as of July 12, 2000 (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 333-39646 on Form S-4 filed on July 17, 2000 with the Securities and Exchange Commission).

               27.1      Financial Data Schedule

      (b) Reports on Form 8-K:

      Report on Form 8-K (Item 5) filed on September 14, 2000, regarding the hiring of Kirby G. Pickle, Jr. as our Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000
                                        PF.NET COMMUNICATIONS, INC.
                                            (Registrant)

                                        By: /s/ David L. Taylor
                                           -------------------------------------
                                           Name:  David L. Taylor
                                           Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 14, 2000 by:

  SIGNATURE                                                      TITLE
  ---------                                                      -----

/s/ David L. Taylor
---------------------------------                      Chief Financial Officer
    David L. Taylor