Form 10-K405
period 2000-12-31
VELOCITA CORP
filed 2001-03-30
CIK 1116563

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                            COMMISSION FILE NUMBER:
                                   333-39646

                            ------------------------

                                 VELOCITA CORP.

                     (FORMERLY PF.NET COMMUNICATIONS, INC.)

             (Exact name of Registrant as specified in its charter)

           DELAWARE                                52-2197932
 (State or other jurisdiction         (I.R.S. Employer Identification No.)
              of
incorporation or organization)

                      1800 ALEXANDER BELL DRIVE, SUITE 400
                             RESTON, VIRGINIA 20191
              (Address of principal executive offices) (Zip code)

                                 (703) 262-7200
              (Registrant's telephone number including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of shares of the registrant's common stock outstanding as of March 15, 2001 was 80,000,000. Yes /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    ALL REFERENCES IN THIS REPORT TO "WE", "US", "OUR" OR THE "COMPANY" ARE TO VELOCITA CORP. AND ITS SUBSIDIARIES.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

                                     PART I

ITEM 1. BUSINESS

    Please see the Glossary of Terms at the end of this Item 1 for definitions of certain terms used in this Report.

HISTORY

    On November 30, 1998, Koch Ventures, Inc. and PF Telecom Holdings, LLC (PF Telecom) formed PF.Net LLC, a Delaware limited liability company (PF.Net). Koch Ventures, Inc. subsequently assigned its ownership interest to Koch Telecom Ventures, Inc. (Koch Telecom Ventures). In October 1999, the equity members reincorporated PF.Net in Delaware as a C corporation under the name PF.Net Network Services, Inc. (Network Services) and formed PF.Net Holdings, Limited, a Delaware corporation (PF.Net Holdings). Concurrently, Network Services became a wholly-owned subsidiary of a newly formed PF.Net Corp., a Delaware corporation, which in turn became a wholly-owned subsidiary of PF.Net Holdings. Subsequent to December 31, 1999, PF.Net Holdings changed its name to PF.Net
Communications, Inc. Subsequent to December 31, 2000, PF.Net
Communications, Inc. changed its name to Velocita Corp.

OVERVIEW

    Our goal is to become a leading facilities-based provider of technologically advanced, high-capacity fiber-optic network infrastructure, private networks and communications services throughout the continental United States. We intend to pursue a broadband carrier strategy by connecting many of the highest volume telecommunications markets and customers in the United States to each other and to the Internet. Our services will include data, video and voice transmission to Internet service providers, telecommunications carriers, corporate and governmental entities and other datacentric buyers of network capacity. Through joint construction arrangements and fiber and conduit swaps, sales and purchases, we intend to assemble a low-cost, upgradable nationwide fiber-optic network consisting of approximately 11,300 miles with the capability to expand to up to approximately 18,500 miles. Through our own constructed and partner provided POPs, our network will have access to over 175 metropolitan areas in the continental United States, including 40 of the top 50 MSAs. We are constructing approximately 6,900 miles of our network and acquiring 4,400 miles of our network through a swap agreement. We have the option to extend our 11,300-mile network to approximately 18,500 miles pursuant to a fiber acquisition agreement with AT&T. The constructed portion of our network will include substantial fiber and empty conduit. We expect to substantially expand our network over time through swaps and sales of fiber and conduit, fiber and conduit purchases and additional joint construction arrangements. We regularly evaluate potential opportunities with respect to acquisitions and joint ventures, but have not yet entered into any definitive agreements for any such transactions (except as described herein).

    On October 29, 1999, we entered into an agreement with AT&T to build approximately one-half of the outsourced portion of AT&T's state-of-the-art fiber-optic network. The construction contemplated by the AT&T network development agreement, as amended in December 2000, will represent approximately 6,200 miles of the constructed portion of our network, connecting important metropolitan areas along AT&T's network. We believe that this agreement will provide us with many business, operational and marketing advantages. AT&T is paying us for our construction services, thus reducing our overall network construction costs. In addition, we are designing and constructing this portion of the network to AT&T's specifications, which will ensure network quality and reliability and provide us with a key marketing advantage in offering our services. AT&T has also agreed to provide its private rights of way for use on the AT&T portion of our network, which we expect will help us to complete our network on time and within budget. We and AT&T intend to jointly dispose of up to 96 dark fibers along approximately 6,200 miles, which will further reduce our overall network construction costs. We will each contribute up to 48 fibers to these joint dispositions.

    On October 29, 1999, we entered into a series of related financing transactions that provided us with financing to begin the construction of our network. We received a $125.0 million commitment from controlled affiliates of Odyssey Investment Partners, LLC and other co-investors to purchase our newly created senior convertible preferred stock that was fully funded on May 10, 2000. In addition, our wholly-owned subsidiary, PF.Net Corp., entered into a secured credit facility with Lucent that provides for borrowings up to $350.0 million. On March 31, 2000, Lucent assigned the credit facility to First Union National Bank (the "Credit Facility"). The Credit Facility provides that availability thereunder may be increased to $475.0 million if we receive additional commitments for $125.0 million from other independent sources. On October 29, 1999, we also entered into an interim credit facility with UBS AG and Credit Suisse First Boston.

    On February 25, 2000, we entered into a conduit and fiber swap agreement with Touch America, a subsidiary of Montana Power, that will provide us with a combination of fiber and conduit over an additional 4,400 route miles of its network and approximately $48.5 million in cash (subject to adjustment) in exchange for a combination of fiber and conduit over approximately 5,900 route miles of our network. Touch America is constructing most of these route miles pursuant to a joint construction agreement with AT&T similar to our agreement with AT&T and is also currently scheduled to complete this project during 2001.

    On May 10, 2000 we received $225.0 million in gross proceeds from the private offering of 225,000 units consisting of 13.75% senior notes payable, with a stated principal amount of $225.0 million, and warrants to purchase 8,296,296 shares of our common stock for $0.01 per share. We utilized approximately $66.7 million of the net proceeds to fully repay the outstanding borrowings under our interim credit facility.

    On December 9, 2000, we entered into an agreement with AT&T to acquire approximately 7,200 miles of fiber-optic cable. The total cost for this acquisition is approximately $111.5 million payable through December 31, 2002 as each link of the network is completed. We made an initial payment pursuant to this fiber acquisition agreement of approximately $11.2 million in January 2001, but final performance and payment under the contract is contingent on additional financing that we are currently pursuing. The acquisition of this dark fiber would add eight of the top 30 U.S. metropolitan areas, including the cities of San Francisco, Seattle, Portland, Pittsburgh, Cleveland, Boston, Miami and Tampa to our network.

    In order to lower our construction risk, we have executed fixed-price, performance-bonded construction contracts with a number of third-party contractors for substantially all of the constructed portion of our network. In January 2000, construction began on segments of our network, and we are currently on schedule to complete substantially all of the 6,900-mile constructed portion of our network by mid-2002. This 6,900-mile portion of our network will generally consist of between 96 to 144 fibers and three empty conduits, some of which we have committed to swap in the Touch America transaction.

    As of February 28, 2001, we had approximately 6,125 route miles of conduit in the ground (including 2,925 miles from Touch America) and 3,400 route miles of fiber-optic cable installed (including 1,800 miles from Touch America).

    During 1999, we entered into a supply agreement with Lucent to purchase fiber-optic cable. In addition, we have outsourced certain other services to Lucent. We are currently evaluating vendors for the supply of networking and optical products and services. During 2001, we anticipate selecting, installing and operating our own billing, customer care and other integral business support systems.

    We are a development stage company and, accordingly, we have a limited operating history. The development, construction and expansion of our network will require significant capital to be invested before any material revenue is generated. We expect to continue to incur significant and increasing operating losses and negative EBITDA while we construct our network and develop our customer base. We expect to generate substantial cash proceeds from dispositions of dark fiber rights in order to finance a portion of our network construction costs. Some dark fiber dispositions may also include swaps of dark fiber. However, we do not anticipate significant recurring revenues from sales of broadband on-net services for at least the next 12 months. In order for us to meet our strategic objectives, we must complete the 6,900 constructed miles of our network according to our build schedule and generate a substantial volume of traffic on our network. In addition, we will rely upon Touch America for timely completion of the segments of our network we will receive from it.

    We believe that the net proceeds from the units offering, the Odyssey investment, borrowings under the Credit Facility, proceeds from dispositions of dark fiber rights, payments under joint construction contracts and cash on hand as well as planned vendor financing will be sufficient to satisfy our anticipated cash requirements for at least the next two years through our peak borrowing requirements. If we elect to consummate the purchase of 7,200 miles of fiber-optic cable from AT&T pursuant to the AT&T fiber acquisition agreement, we will require the planned vendor financing we are currently negotiating. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Report.

EQUITY INVESTORS

    Odyssey Investment Partners, LLC, a private equity investment firm, and other investors have invested $125.0 million in cash in our convertible preferred equity. Without giving effect to the exercise of any options or warrants, Odyssey and its co-investors own approximately 38% of our equity. Odyssey manages a $760.0 million investment fund which invests in middle market companies that are primarily focused on communications and media, financial services/asset management and specialty manufacturing. Odyssey's communications and media investments have included Western Wireless Corp. (the former parent company of VoiceStream Communications), Alliance Broadcasting Group, L.P. (sold to Infinity Broadcasting), Micom Communications (sold to Nortel), IWO
Holdings, Inc. (a Sprint PCS affiliate), JP Systems, Inc. and Vaultus, Inc. (both wireless data services companies). Other Odyssey investments have included TransDigm Inc., Williams Scotsman, Inc. and Dayton Superior Corporation.

    Our other major equity investors include Koch Telecom Ventures and PF Telecom Holdings LLC, each of which owns approximately 31% of our equity without giving effect to the exercise of any options or warrants. Koch Telecom Ventures is a subsidiary of Koch Industries, Inc., which through its subsidiaries, employs 11,500 people worldwide and is involved in virtually all phases of the oil and gas industry, as well as in chemicals, plastics, energy services, chemical and environmental technology products, asphalt products, metals and mineral services, ranching, financial services and ventures. PF Telecom is led by two founding members of our predecessor company.

BUSINESS STRATEGY

    Key elements of our business strategy include:

ESTABLISH A TECHNOLOGICALLY ADVANCED, UPGRADEABLE HIGH-CAPACITY NETWORK

    We intend to build and own a nationwide, technologically advanced, high capacity network having the capability of initially operating at the speed of OC-192 and capable of operating at speeds of up to OC-768 as that technology becomes available. We expect that our network will predominantly use state-of-the-art Lucent TrueWave-Registered Trademark- RS optical fiber designed to accommodate the latest DWDM transmission technology. A substantial portion of our network will include empty conduit and a significant number of fibers. Our network will use state-of-the-art optical-electronic equipment resulting in at least equivalent capacity per fiber compared to many of our competitors. Our network will employ a packet-switched architecture using MPLS technology and internet protocol, or IP. Lucent TrueWave-Registered Trademark- RS fiber allows for the deployment of equipment that transmits signals on up to 160 or more individual wavelengths of light, or "windows," per strand, thereby significantly increasing capacity relative to older fiber products, which generally transmit fewer wavelengths of light per strand. We will continuously monitor on a 24-hour-a-day, seven-day-a-week basis and maintain the high quality of our network through our network operations center, which we expect to initially outsource through the fourth quarter of 2001, at which time we will begin operating our own network operations center. We believe that by installing excess conduit and fiber, as well as the ability to have up to 160 windows per strand, we will be able to expand our network at costs significantly below the costs of constructing a new network.

LEVERAGE OUR RELATIONSHIP WITH AT&T

    We plan to maximize the benefits of our relationship with AT&T by capitalizing on:

    - the shared cost basis on which we and AT&T will construct and maintain network facilities, meaningfully reducing our construction costs for the 6,200 miles of our network covered by the AT&T network development agreement;

    - AT&T's reputation for stringent quality control standards, which we believe will provide us with significant marketing benefits;

    - AT&T's existing private rights of way along approximately 45% of those 6,200 miles, which will accelerate our construction schedule and reduce costs; and

    - the proximity of our points of presence to AT&T's points of presence.

OFFER A BROAD RANGE OF PRODUCTS AND SERVICES

    We intend to offer our customers a broad range of products and services at a superior level of quality service, including:

    - DARK FIBER AND CONDUIT RIGHTS, AND BANDWIDTH IRUS. We will market dark fiber strands, conduit and bandwidth IRUs to regional and nationwide communications companies, internet service providers, or ISPs, corporate and governmental entities and other buyers of network capacity, which may either purchase or lease them on a long-term basis to increase their data transmission capacity in areas where they experience capacity constraints, expand their business geographically, or satisfy a need for redundant capacity.

    - OPTICAL WAVE SERVICES. Using DWDM technology, we will be able to offer our customers the right to effectively acquire ownership of individual windows within fiber-optic strands. Ownership of a window within a fiber strand will allow our customers the exclusive long-term use of a portion of the transmission capacity of a fiber-optic strand rather than the entire strand. We anticipate facilitating the development of the technology to enable the dynamic switching of wavelengths from one network to another and to facilitate the use of the wavelengths by customers in "grid" type configurations for particular applications.

    - BROADBAND SERVICES. We also plan to offer our customers the option to purchase fixed amounts of point-to-point capacity in amounts smaller than an entire wavelength window. We plan to offer point-to-point DS-1, DS-3, OC-3, OC-12, OC-48, OC-192 and private network services to our customers, allowing them to customize their capacity requirements to their data, video and voice transmission needs.

    - IP DATA SERVICES. We also expect to offer lesser amounts of capacity to those customers that do not require a fixed amount of dedicated capacity on a continuous basis. These customers will be purchasing a level of capacity to transmit data intermittently using MPLS or IP technologies for the purpose of Internet access and virtual private networks.

    - OUTSOURCING SERVICES. In addition to the capacity products described above, we intend to offer ISPs, other carriers, competitive local exchange carriers, also known as CLECs, and other enterprise customers outsourcing services that will allow them to focus on their core businesses while we handle their long-haul data, video and voice transport services. We expect to provide end-to-end private line connections or private networks for these customers through the resale or bundling of ILEC or CLEC services at each end of our network. We will also explore low-cost ways to provide our customers with end-to-end services which might include bundling our long-haul transmission service with local exchange services obtained from ILECs and CLECs in our target markets, or by self-providing such services as a CLEC. Should we decide to offer local exchange service directly or through resale, we will need to be certified by the state as a CLEC. As a CLEC, we may be able to purchase unbundled network elements and resale local exchange services at a significant discount.

    - COLOCATION AND MAINTENANCE SERVICES. We intend to offer space, technical support and 24-hour-a-day, seven-day-a-week maintenance services at some of our facilities to customers that need safe technical operating environments for their communications and networking equipment. In addition, we intend to offer 24-hour-a-day, seven-day-a-week surveillance, troubleshooting, customer service and maintenance on our network.

ESTABLISH A POSITION AS A LOW COST PROVIDER

    We intend to establish a position as a low-cost provider through the use of joint construction arrangements, our access to private rights of way owned by AT&T and affiliates of Koch Telecom Ventures, fixed-cost construction contracts with third-party construction companies and fiber and conduit sales and swaps. We currently intend to use rights of way contributed by AT&T for a substantial portion of the 6,200 miles of our network to be built pursuant to the AT&T network development agreement, which will reduce our construction costs because substantially all of AT&T's rights of way are already perfected for telecommunication use. In addition, we have entered into fixed-cost construction contracts with third-party construction companies for substantially all of the 6,900-mile constructed portion of our network. These subcontractors will be overseen by our construction team that includes project managers with significant prior experience in managing the construction of pipeline networks for Koch Industries, Inc. and managers who participated in the construction of telecommunications networks for other major telecommunications companies. The obligations of our subcontractors under our current construction contracts are guaranteed by performance bonds equal to approximately $568 million, which is substantially the entire value of the network construction contracts.

EMPLOY RIGHTS-OF-WAY THAT PROVIDE ROUTE DIVERSITY

    Telecommunications carriers require redundant paths throughout their networks to provide reliability in the event of an equipment failure, a break in one of their fiber lines or other outage. In order to ensure the required redundancy, telecommunications carriers typically build, swap or lease capacity along fiber routes that do not share a common point of potential failure. While many of our competitors' networks share common rights of way, a substantial portion of our network will be built on diverse private rights of way, such as those of AT&T and affiliates of Koch Telecom Ventures. These diverse private rights of way are more secure than public rights of way, less vulnerable to third-party construction interruptions and will enable us to provide true route diversity to our customers.

EXPAND OUR NETWORK

    We will continue to evaluate opportunities to expand our network through swap and purchase or lease agreements, acquisitions, joint ventures and construction contracts in order to reach major metropolitan areas and international markets not covered by our currently committed 11,300 miles. We intend to use the substantial excess conduit and fiber capacity we are installing along the 6,900 constructed miles of our network to facilitate conduit and fiber swaps. We believe that these fiber strands and empty conduits will provide us with sufficient excess capacity to expand our network beyond the currently committed 11,300 miles through fiber swaps and purchases.

    In December 2000 we entered into a fiber acquisition agreement with AT&T to acquire approximately 7,200 miles of network throughout the United States. Our acquisition and build-out of this additional mileage is phased progressively, to allow us to expand from approximately 11,300 miles to approximately 18,500 miles based on new capital infusions. We have made an $11.2 million down payment to AT&T but final performance and payment under the contract is contingent on additional financing that we are currently pursuing. If additional financing is not obtained, the contract may be canceled. In the event of cancellation, we would pay a $10.0 million cancellation penalty; the initial deposit could be used to acquire select assets of our choosing at predetermined prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Report.

OUR NETWORK

GENERAL

    We intend to assemble a low-cost, upgradable nationwide fiber-optic network. We will construct approximately 6,900 miles including the approximately 6,200 miles to be constructed pursuant to the AT&T network development agreement. The Touch America swap agreement will extend our network by approximately 4,400 miles. We have the option to extend our network further through the acquisition of 7,200 miles of fiber-optic cable pursuant to the AT&T fiber acquisition agreement. We will continue to evaluate opportunities to assemble a larger network through additional fiber and conduit swaps and purchases and joint construction arrangements over the next few years.

    The following chart shows the major routes along the 6,900-mile constructed portion of our network, the additional 4,400 miles that we will receive from Touch America and the 7,200 miles of network that may be added pursuant to the AT&T fiber acquisition agreement, along with a breakdown of mileage and currently scheduled dates by which these routes will be substantially complete. Through our own constructed and partner provided POPs, our network will have access to over 175 metropolitan areas in the continental United States, including 40 of the top 50 MSAs.

                                                                           SCHEDULED SUBSTANTIALLY
ROUTE END POINTS                                     APPROXIMATE MILEAGE      COMPLETE DATE (1)
----------------                                     -------------------   -----------------------
CONSTRUCTED PORTION
Houston--Jacksonville..............................         1,016            First Quarter, 2001
Jacksonville--Orlando..............................           174            First Quarter, 2001
Ellisville--Fort Pierce/Orlando....................           288           Second Quarter, 2002
Los Angeles--Houston...............................         2,154            Third Quarter, 2001
Jacksonville--NYC..................................         1,809           Fourth Quarter, 2001
Ft. Worth--Chicago.................................         1,157          Fourth Quarter, 2001(2)
Chicago--Elkhart...................................           123            First Quarter, 2002
Toledo--Cleveland..................................           118            First Quarter, 2002
In City Miles......................................            75           Fourth Quarter, 2001
                                                           ------
TOTAL MILEAGE OF THE CONSTRUCTED PORTION OF OUR
  NETWORK..........................................         6,914
                                                           ------
TOUCH AMERICA PORTION
Chicago--Denver....................................         1,050           Fourth Quarter, 2001
Denver--Salt Lake City.............................           621           Fourth Quarter, 2001
Salt Lake City--Sacramento.........................           795           Fourth Quarter, 2001
Chicago--Minneapolis...............................           495           Fourth Quarter, 2001
Chicago--Detroit...................................           380           Second Quarter, 2000
Denver--Dallas.....................................         1,075           Second Quarter, 2000
                                                           ------
TOTAL TOUCH AMERICA MILEAGE........................         4,416
                                                           ------
AT&T FIBER ACQUISITION AGREEMENT
New York--Boston...................................           289           Second Quarter, 2001
New York--Philadelphia.............................           208           Second Quarter, 2001
Elkhart--Toledo....................................           153            Third Quarter, 2001
Cleveland--Philadelphia............................           563            Third Quarter, 2001
Seattle--Minneapolis...............................         1,903            Third Quarter, 2001
Orlando--Miami.....................................           580           Fourth Quarter, 2001
Cleveland--New York................................           686           Fourth Quarter, 2002
Seattle--Los Angeles...............................         2,773           Fourth Quarter, 2002
                                                           ------

TOTAL AT&T FIBER ACQUISITION MILEAGE...............         7,155
                                                           ------

Total Mileage......................................        18,485
                                                           ======

--------------------------

(1) Separate links of each of our routes will be completed prior to the date scheduled for substantial completion of the entire route.

(2) St. Louis to Chicago (322 miles) will be leased until constructed with an expected completion date in 2005.

THE CONSTRUCTED PORTION OF OUR NETWORK

    We currently intend to build the 6,900-mile constructed portion of our network using advanced fiber-optic telecommunications equipment and technology, including Lucent TrueWave-Registered Trademark- RS fiber and optical electronic and data equipment from an industry leading vendor. The 6,900-mile constructed portion of our network is being built through simultaneous efforts in multiple locations, with links to be completed on a staggered basis pursuant to our agreement with AT&T. Construction commenced in January 2000. AT&T is providing approximately 40% of the rights of way required on the constructed portion of our network. We believe that approximately 99% of the rights of way to be provided by AT&T have already been perfected, and we are collaborating with AT&T to complete the acquisition and perfection of the remaining public rights of way needed to complete that portion of our network that we are building pursuant to the AT&T network development agreement.

    Under this agreement with AT&T, AT&T is providing the standards and specifications for the development of the route miles covered by that agreement based on its extensive operational and technical expertise. We believe that our commitment to AT&T's high quality standards will be a source of competitive advantage.

    We expect the constructed portion of our network to have the following characteristics:

    - RIGHTS OF WAY AND ROUTING. We expect to receive approximately 40% of the required rights of way for the constructed portion of our network from private sources, such as AT&T, affiliates of Koch Telecom Ventures and third-party sources. The remaining 60% of rights of way needed to complete construction are being purchased or leased from a number of public sources. We are seeking to procure these rights from sources that maximize the security, diversity and quality of our network.

    - CONDUITS. Each route in the 6,200 miles covered by the AT&T network development agreement will contain six conduits. Of those six conduits, AT&T will own three conduits, including one conduit containing, approximately, between 192 to 288 fiber-optic strands, half of which are owned by us with the other half owned by AT&T. We will own the remaining three empty conduits, one of which we have agreed to swap to Touch America along approximately 3,500 miles. The additional conduits will allow us to upgrade our network's capabilities in response to advances in technology or increases in demand for capacity. We expect to install multiple conduits along the remaining 700 constructed route miles not covered by the AT&T network development agreement where we believe it is economically advisable to do so.

    - FIBER-OPTIC CABLE. We expect to install Lucent
      TrueWave-Registered Trademark- RS optical fiber along the 6,900-mile constructed portion of our network. On the 6,200 miles covered by the AT&T network development agreement, we expect to install between 192 to 288 strands of fiber. Of those strands, one-half will be owned by us and one-half will be owned by AT&T. Our current plan is to install a similar number of fibers in the remaining route miles that we will construct. These fibers are designed to accommodate the latest DWDM transmission technology deployment of equipment that transmits signals on multiple wavelengths of light per strand, thereby significantly increasing the capacity of the network relative to older networks, which generally use optical fiber strands that transmit fewer wavelengths of light per strand. The Lucent TrueWave-Registered Trademark- RS fiber will allow us to increase our network capacity over time as optical-electronic equipment technology improves.

    - NETWORK ARCHITECTURE. Our network will employ a packet-switched architecture using MPLS technology and Internet protocol that will initially be able to operate at a speed up to OC-192 and be capable of operating at speeds of up to OC-768 as that technology becomes available. As we are in the process of selecting our optronics and data vendors, overall capacity (from OC-48 to OC-768) and wavelength capacity per fiber strand may vary.

    - POINTS OF PRESENCE AND RELATED EQUIPMENT. Our 18,500-mile network will reach 40 of the top 50 metropolitan areas (MSAs) in the continental United States, which will permit us to interconnect with all major carriers with points of presence or central offices in those metropolitan areas. These points of presence will be secure, monitored and environmentally controlled locations that are designed to hold the equipment defined in our network architecture. We intend to add additional points of presence to the network over time in larger and smaller metropolitan areas along our network to expand the reach of our network. Our points of presence will be designed to provide colocation services for our customers and give them direct access to our network and service offerings. We anticipate leasing sites for approximately 67 initial points of presence on the total planned network. To maximize the connectivity of the network, we will negotiate with local communication carriers in each market through which our network passes to interconnect our long-haul fiber-optic network to their local fiber-optic, coaxial and wireless networks, which will allow us to sell them long-haul capacity and resell their local capacity to provide our carrier customers with end-to-end connectivity solutions. Our management has substantial experience in negotiating interconnection agreements.

    - NETWORK OPERATIONS CENTER. We are currently outsourcing our network operations center and customer care to Lucent. A network operations center provides network surveillance, troubleshooting and customer service on a 24-hour-a-day, seven-day-a-week basis. Lucent has substantial experience and expertise in operating network operations centers for a variety of telecommunications carriers. We are in the process of developing and operating our own network operations and customer care center. Our network operations center will be designed to combine the functionality of a traditional telecommunications support center with that of an Internet service provider. Lucent will continue to provide some of these services until we are able to perform them ourselves.

    In addition to the elements of our network described above, we may seek to further reduce network construction costs through the installation of additional fibers and/or conduit for sale or swap in certain densely populated metropolitan areas. We intend to approach potential local carriers in such metropolitan areas (including competitive local exchange carriers, incumbent local exchange carriers and other potential local service providers) to whom we may be able to provide additional capacity complementary to those carriers' existing networks. Alternatively, we may also enter into joint construction agreements with local carriers. We may also decide in certain cases to install additional fiber and/or conduit in metropolitan areas to be marketed subsequent to construction.

NETWORK CONSTRUCTION, DEVELOPMENT AND RIGHTS OF WAY

    We have assembled a construction team consisting of former Koch
Industries, Inc. construction personnel and experienced telecommunications project managers. Certain members of our construction team have managed major pipeline projects for Koch Industries, Inc. along some of our planned routes and other of our managers have participated in the construction of telecommunications networks for other major telecommunications companies. These managers bring with them project management systems and construction experience, which are valuable in the construction of telecommunications assets similar to our network.

    We have already executed contracts with third-party contractors for the installation of substantially all of the constructed portion of our network, including design, rights of way procurement, permitting and construction. Our construction team will oversee the third-party contractors and the construction process. In addition to requiring the construction contractors to perform every phase of the network construction process, these agreements substantially define our construction costs. In January 2000, construction began on segments of our network, and we are currently on schedule to complete substantially all of the 6,900-mile constructed portion of our network by mid-2002. The remaining portion of our constructed network will be completed through 2002 with one segment completed in 2005.

    We currently expect that approximately 40% of the total rights of way needed to construct the 6,900-mile constructed portion of our network will be provided by AT&T pursuant to 40-year or perpetual licenses, without additional payments to AT&T. We believe that at least 99% of the AT&T rights of way are already perfected for our immediate use. We have experienced some permitting delays on certain of these routes, which we do not currently expect to have a material adverse effect on our overall network construction schedule. We believe that AT&T's rights of way have a variety of marketing advantages that include route diversity, exclusivity, directness of routing, security and cost position. We believe that these factors will provide us with significant competitive advantages.

    Pursuant to the Koch agreement, an affiliate of Koch Telecom Ventures may provide a portion of the rights of way needed for the 6,900 constructed miles of our network along its approximately 35,000 mile pipeline network. Our access to the rights of way owned by affiliates of Koch Telecom Ventures provides us with certain advantages, such as rights of way procurement, construction security, route diversity and exclusivity.

    We expect to acquire approximately 60% of the necessary rights of way from public and private sources in order to complete the 6,900 constructed miles of our network. We believe that the expertise and reputation of our personnel and of our strategic alliances with AT&T and affiliates of Koch Telecom Ventures, as well as the relationships that we and our investors maintain with other entities such as pipeline companies, will assist us in acquiring and perfecting additional rights of way. This is especially true for new rights of way that differ from the more typical public, railroad or utility rights of way.

    To implement our business plan successfully, we must obtain licenses and permits from third-party landowners and governmental authorities to permit us to install conduit and fiber. Public and third-party private rights of way are generally non-exclusive. Where possible, we lease them under multi-year agreements with renewal options. We may lease underground conduit and other rights of way from entities such as state and local governments and transit authorities. Rights of way agreements and permits provide us with a contractual interest and do not create an interest in land. In the ordinary course of business, each build requires us to either obtain, lease, cure (or condemn) rights of way or design re-routes on a daily basis.

THE ACQUIRED PORTION OF OUR NETWORK

    We plan to expand our network through conduit and fiber swaps and purchases and other arrangements. We intend to use the substantial conduit and fiber capacity we are installing along the 6,900 constructed miles of our network to facilitate these conduit and fiber swaps.

    We have entered into a swap agreement with Touch America. The swap transaction with Touch America will extend our network by approximately 4,400 miles to include Denver, Detroit, Minneapolis, Milwaukee, Salt Lake City and Sacramento. We will receive one conduit and 12 fibers along the 3,000 miles of their network being constructed pursuant to their agreement with AT&T, and 24 fibers along 380 miles and six fibers along 1,075 miles of that portion of the network Touch America is constructing independently. Touch America will also provide us with approximately $48.5 million, payable in monthly installments which we expect will be completed in the first quarter of 2002. In return, we will provide Touch America with 3,500 miles of one conduit and 12 fibers along 5,900 miles of our network.

    On December 9, 2000, we entered into an agreement with AT&T to acquire approximately 7,200 route miles of fiber-optic cable. The agreement also allows us to increase our fiber count along substantially all of the purchased routes at an incremental cost to us. The total cost for this acquisition will be approximately $111.5 million payable through December 31, 2002 as each link of the network is completed. We made an initial payment pursuant to this fiber acquisition agreement of approximately $11.2 million in January 2001. The acquisition of this dark fiber adds eight of the top 30 U.S. metropolitan areas, including the cities of San Francisco, Seattle, Portland, Pittsburgh, Cleveland, Boston, Miami and Tampa to our network. We are currently evaluating financing opportunities to fund this acquisition; however, if additional financing is not obtained, we may choose to cancel the contract. In the event of cancellation, we would pay a $10.0 million cancellation penalty; the initial deposit could be used to acquire select assets of our choosing at predetermined prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Report.

    In addition to our swap of fiber assets with Touch America and our purchase of dark fiber from AT&T, we will continue to evaluate opportunities to swap dark fiber or conduit with other carriers for fiber assets along routes in which excess capacity exists and where it is more economical or time efficient to swap for, rather than construct, new fiber assets. The AT&T network development agreement restricts our ability to engage in fiber swaps with respect to the assets we construct as well as other dispositions of our fiber assets through April 2002.

    As of February 28, 2001, we had approximately 6,125 route miles of conduit in the ground (including 2,925 miles from Touch America) and 3,400 route miles of fiber-optic cable installed (including 1,800 miles from Touch America).

POINTS OF PRESENCE

    We are in the process of installing both points of presence (POPs) and op amp sites to house the optical equipment needed to light our network. As of February 28, 2001, we had 29 of our initial 67 POP sites leased and 15 of our op amp sites completed of our projected total being constructed. We are progressively completing both POP and op amp sites on a route by route basis, timed with our planned construction completion as well as availability of the AT&T and Touch America portions of our network.

EQUIPMENT AND VENDOR SELECTION

    We are in the final stages of selecting our optical and data networking equipment suppliers. We anticipate this decision early in the second quarter of 2001 to allow a progressive and rapid turn-up of revenue-ready routes. This selection has included vendor-financing considerations, which need to be aligned with our existing credit facilities.

OPERATIONS SUPPORT

    As we have evolved over the last twelve months, progressive effort has been undertaken to establish network planning, optical and data engineering, field service (maintenance, support and network operations center) as well as customer service and support functions. In addition, information systems development and implementation, focused on back office support tools, has begun. These efforts are allowing us to accelerate our in-house management of these customer support functions.

PRODUCTS AND SERVICES

    We anticipate offering a broad range of capacity products on our network, as well as network services and private networks to regional and nationwide communications companies, ISPs, corporate and governmental entities, Fortune 1000 companies and other buyers of wholesale capacity. These products and services are described below:

DARK FIBER AND CONDUIT RIGHTS, BANDWIDTH IRUS

    We plan to sell rights in our dark fiber and bandwidth IRUs and to sell rights in our conduit in the future. "Dark fiber" consists of fiber-optic strands contained within a fiber-optic cable that have been installed but have not been connected to the transmission electronics necessary to send signals over the fiber. A sale of dark fiber rights typically has a term that approximates the economic life of a fiber-optic strand (generally 20 to 30 years). These transactions are typically structured as leases or IRUs and not as outright sales of ownership interests. Purchasers of dark fiber rights typically install their own electrical and optical transmission equipment. All of our planned builds include laying three spare conduits for our future use or sale, and we have transferred to Touch America rights to use one conduit along approximately 3,500 miles covered by the AT&T network development agreement. We expect that sales of conduit rights will also be structured as leases or IRUs and not as outright sales of ownership interests. A purchaser of conduit rights typically lays its own cable inside the conduit. Related services for sales of dark fiber rights and conduit rights include the right to colocate optical-electronic equipment at our POPs and network equipment locations and maintenance of the purchased fiber or conduit. Payment for dark fiber rights and conduit rights is generally made on or near the time of delivery and acceptance of the fiber or conduit. Ongoing payments for colocation leases and maintenance services are typically made on a periodic basis (usually monthly or annually).

OPTICAL WAVE SERVICES

    The DWDM technology planned for use in our network allows us to offer optical wave services to our customers. Current DWDM technology will allow us to offer multiple wavelengths or "windows" per fiber strand with each window typically having transmission capacity of up to OC-192. We believe that we will be able to increase the number of windows per fiber and the transmission capacity of each window substantially in the future as optical-electronic equipment improves. We expect to offer these individual windows for sale to customers wishing to control an amount of communications capacity that is less than the amount provided by an entire fiber strand. Ownership of these windows will allow a customer exclusive long-term use of a portion of the transmission capacity of a fiber-optic strand without having to purchase the entire fiber strand. A purchaser of a window may install its own electrical interface, switching and routing equipment or may share the fiber and optical transmission equipment with other optical wave services users. We believe that many potential customers will be interested in optical wave services because they allow a customer to purchase capacity for a fixed period of time (typically
10-20 years) in smaller increments while retaining the added control advantages of outright ownership of dark fiber. We expect that these services will generally be paid in full at the time the capacity is first made available to the customer.

BROADBAND SERVICES

    We also plan to offer our customers the option to purchase fixed amounts of point-to-point capacity in amounts smaller than an entire wavelength window. These customers will be offered the dedicated right to use a portion of a window in units of capacity ranging from DS-1 to OC-192. We expect to charge for these services on a monthly basis based upon the amount of capacity reserved for the customer and the distance between the points where service is provided. We will offer these services over our network and by reselling capacity on other providers' networks. Pursuant to the AT&T resale agreement, we are authorized to resell AT&T's long distance data and voice services and we may seek to enter into similar agreements with other telecommunications providers. As we near completion of our network, we expect to resell capacity on the networks of other providers only in those areas where our network does not connect.

IP DATA AND VALUE ADDED SERVICES

    We expect to offer lesser amounts of capacity to those customers that do not require a fixed amount of dedicated capacity on a continuous basis. Using IP data technologies, these customers will be purchasing a level of capacity to transmit data intermittently. These services will provide efficient connectivity for data, Internet, video and voice networks that do not require a constant level of usage throughout the entire day.

    We expect to offer IP data and value added services via our data network that will be flexible to allow new service offerings to be added as the market evolves. Services currently being considered include:

    - INTERNET ACCESS. Internet transit services via dedicated access.

    - BGP COMMUNITIES. A managed route advertisement service to allow customers to be advertised to the Internet or routes to be advertised to the customer.

    - SCALABLE ACCESS. An access service that allows customers to increase their access to bandwidth capacity without circuit reprovisioning.

    - TRAFFIC-SHAPED ACCESS. This product will be similar to scalable access, allowing traffic to be shaped to the customer's requirements, providing equitable treatment to both business and ISP customers.

    - VIRTUAL PRIVATE NETWORKS (VPN) AND MULTI PROTOCOL LABEL SWITCHED (MPLS) ROUTING. Allows enhanced private networking and traffic routing for customers.

    Additional services include burstable or tiered services (for Internet transit services) as well as multicast capabilities for real time services such as streaming media (live broadcasts of radio, etc. across the Internet).

OUTSOURCING SERVICES

    In addition to the capacity products described above, we intend to offer ISPs, CLECs, other carriers and other enterprise customers outsourcing services that will allow them to focus on their core businesses while we handle their long-haul data, video and voice transport services. We intend to provide end-to-end business solutions to ISPs to enable them to enter distant markets by bundling local exchange services with our high capacity, long-haul transmission services, giving local and regional ISPs the ability to access new regions. We have obtained certification as a CLEC in certain states to facilitate the provision of our long-haul dedicated transportation services along with access to modem pools, ports, and connectivity infrastructure. In addition, we plan to offer dedicated wholesale bandwidth for local and regional ISPs seeking upstream connectivity to the Internet backbone and offer peering through our connections to public and private peering points, thereby supporting internetworking between ISPs. The services we plan to offer to our non-ISP customers include access lines and other services, such as Dedicated Internet Access and VPN. Customers will typically pay us on a monthly basis for these services with a service term of one year or longer.

COLOCATION AND MAINTENANCE SERVICES

    We intend to offer space at our facilities to our customers, including those customers that purchase our other capacity products and services, who have a need for safe technical operating environments for their communications and networking equipment. At our operational sites we also expect to provide high-speed reliable connectivity to our network and other networks, maintenance, service, power, HVAC, fire protection and security. We also intend to offer customers the opportunity to colocate their web-servers in our facilities, giving those customers the ability to deploy an Internet presence without investing in capital-intensive infrastructure.

SALES AND MARKETING

    We expect to sell services and products to regional and nationwide communications companies, ISPs, corporate and governmental entities, Fortune 1000 companies and other datacentric buyers of network capacity through our sales department. Regional offices, each headed by a regional director, will coordinate our sales and marketing effort. The sales and marketing department will consist of senior level management personnel and experienced sales representatives with extensive knowledge of the industry, products and key contacts within the industry at various levels in the carrier and enterprise organizations. We will position ourselves as the provider of choice to our customers due to the quality of our service, the control we provide customers over their service platforms, the reliability of our services, the rights of way we use and our position as a low-cost provider. As of February 28, 2001, we had 44 sales and marketing personnel. We plan to more than triple those resources in 2001.

MARKETING OF DARK FIBER AND CONDUIT RIGHTS

    As part of our network development strategy, initially our sales department has focused its efforts on dispositions of dark fiber, bandwidth and conduit rights through sales, IRU grants, leases and swaps. Along the 6,200 miles that we are building pursuant to the AT&T network development agreement, we plan to jointly market up to 96 of the fiber strands installed on each link comprised of 48 of our fibers and 48 of AT&T's fibers. The proceeds from the disposition of these fibers will be distributed in accordance with the number of fibers sold by each party, with the party originating the disposition receiving a commission. Under the joint disposition provisions of the AT&T network development agreement, we have agreed with AT&T not to market more than 12 of our fibers on each link, other than the 96 fibers we plan to jointly market with AT&T, until the termination of the joint disposition provisions, subject to certain limited exceptions. We expect to install sufficient capacity on the next 700 constructed miles of our network to allow for similar dispositions of dark fiber, bandwidth and conduit rights where we believe it is economically advisable to do so.

MARKETING OF BROADBAND CAPACITY AND DATA PRODUCTS

    As our network is being completed, our sales department will begin to focus on marketing our broadband capacity and data products and services in addition to marketing dark fiber. Prior to the completion of our network, our sales department will also resell transmission and Internet services to establish relationships with key customers prior to the completion of our network. As our network is being completed, we expect to focus our sales efforts on providing broadband capacity products over our network and reselling other carriers' services only when it is necessary to offer our customers "one-stop-shopping" to fill in the gap in areas where our network does not reach. We will use the fibers that we own to provide broadband capacity products utilizing DWDM and CWDM technologies on a case-by-case basis. We will distribute our broadband capacity products to customers who will access the network by using local services that are provided by competitive local exchange carriers or incumbent local exchange carriers.

CUSTOMERS

    We believe that our product offerings, network diversity and status as a provider of telecommunications services will be attractive to customers such as telecommunications carriers and other communications providers, ISPs, data providers, television and video providers, corporations and governmental entities with unique bandwidth network requirements.

    We expect to market capacity on our network to a variety of customers such as:

    - INCUMBENT LOCAL EXCHANGE CARRIERS, such as Verizon. ILECs typically require some interstate paths for internal communications, signal control and operator services. ILECs also require intrastate capacity to connect central offices to one another and to connect central offices to POPs and customer premises.

    - FACILITIES BASED IXCS, such as WorldCom. IXCs typically require redundant routing to ensure reliability in their networks and additional capacity for their customers as minutes-of-use and IP bandwidth requirements increase.

    - COMPETITIVE LOCAL EXCHANGE CARRIERS, such as Winstar. CLECs typically require long-haul capacity between their local networks.

    - INTERNET SERVICE PROVIDERS, including small to medium-sized regional ISPs that are seeking to expand their geographical coverage to the multi-regional or national level, as well as larger ISPs and non-facilities-based and private label ISPs such as Earthlink. ISPs typically require distribution channels to IXC and LEC switches and interconnection to ISP switches.

    - FORTUNE 1000 COMPANIES AND GOVERNMENTAL ENTITIES, who require dedicated point-to-point connections or private networks that have the capacity to carry a wide range of communications services (e.g., high speed intranet access).

    - CABLE TELEVISION COMPANIES AND VIDEO CARRIERS, such as Adelphia Business Solutions. Cable companies typically require fiber-optic capacity to upgrade their systems to higher speed bandwidths, which allow them to increase the number of channels available, add incentive programming and Internet and data transfer capabilities and to consolidate head-end facilities. Broadcasters typically require inexpensive video paths to extend their reach to distant locations.

    - WIRELESS COMMUNICATIONS COMPANIES, such as VoiceStream Wireless. Wireless companies typically require land-based back-hauling of traffic from towers to their switches and also capacity between their switches with IXCs, points of presence and ILECs' central offices.

    We believe that our network will provide our customers with a low-cost alternative to building their own infrastructure or purchasing metered services from communications carriers. Our customers will be able to buy or lease fiber-optic capacity on a segmented basis, along our entire network, or beyond our network through national provisioning services.

INTERCONNECTION AND PEERING

    As a result of the Telecommunications Act, telecommunications carriers may, as a matter of law, interconnect with incumbent local exchange carriers on terms designed to help ensure economic, technical and administrative equality between the interconnected parties. We plan to interconnect our network to existing carriers' networks by leasing capacity, swapping fiber or building fiber to existing "carrier hotels", points of presence and other points of interconnection. Interconnection is necessary for us to be able to transmit traffic to other carriers, trade traffic with other carriers and terminate traffic with other carriers.

    Peering is the arrangement where ISPs agree to exchange routing information with each other, thereby supporting internetworking between providers. Typically, ISPs meet at public exchange points, known as network access points, to support peering arrangements on a large scale with many peering partners. Peering, where an ISP accepts traffic for all possible Internet destinations via a given interconnect, is very distinct from transit services. We plan for our network to have connectivity to the Internet by having physical connections to the public and private peering connection points throughout the United States. Recently, many ISPs that previously offered peering have reduced or eliminated peering relationships or are establishing more restrictive criteria for peering. Two of the largest ISPs now impose transit charges in lieu of peering arrangements.

COMPETITION

    The telecommunications industry is extremely competitive, particularly with respect to price and service. We face competition from existing and planned telecommunication systems with respect to each of our planned routes. Our competitors include: wholesale providers, IXCs, ILECs and CLECs, which include such companies as AT&T, WorldCom, Inc., Sprint Corp., Qwest Communications International, Touch America, Inc., 360networks, Inc., Level 3
Communications, Inc. and Williams Communications Group. Potential competitors capable of offering similar services include communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers, wireless telephone operators and large end-users with private networks.

    Some of our competitors have already made substantial long-term investments in the construction of fiber-optic networks and the acquisition of bandwidth. Some of these competitors have substantially greater resources, existing customers and more experience than we and directly compete with us in the market for fiber assets, bandwidth services or IP data services.

    Other companies may choose to compete with us in our current or planned markets, by selling or leasing fiber assets, bandwidth services or IP data services to our targeted customers. A significant increase in industry capacity or reduction in overall demand would adversely affect our ability to maintain or increase prices.

    Significant new competitors could arise as a result of:

    - increased consolidation and strategic alliances in the industry resulting from Congressional and FCC actions;

    - allowing foreign carriers to compete in the U.S. market;

    - further technological advances; and

    - further deregulation and other regulatory initiatives.

    The introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those we provide. We cannot predict which of many possible future product and service offerings will be crucial to establish or maintain our competitive position or what expenditures will be required to develop and profitably provide such products and services. Additional competition could materially and adversely affect our operations.

    The market for our high-capacity telecommunication and IP data services is highly competitive and is likely to become more so as the BOCs are allowed into the in-region long distance market. The market for these services has numerous entities competing for the same customers, many of whom enter into multi-year service contracts. The presence of such contracts may make it more difficult for us initially to attract customers.

    The Telecommunications Act permitted BOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region, long distance service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the Telecommunications Act's
Section 271 14-point competitive checklist. Some BOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer such "in-region, interLATA" service. For the first three years following passage of the Telecommunications Act of 1996, the FCC consistently denied the BOCs authority to provide these services, blocking BOC entry into these markets. In December 1999, however, the FCC for the first time granted such authority to Bell Atlantic (now Verizon), authorizing it to provide in-region, interLATA service originating in New York State. Within the last year, the FCC granted SBC Communications authority to provide such service originating in Texas, Oklahoma, and Kansas, and Verizon received authorization from the FCC to provide in-region interLATA services in Massachusetts. We expect that additional BOCs will continue to file similar applications. The entrance of these and other BOCs into the in-region, interLATA market could significantly increase competition in our service markets by permitting these established telecommunications companies, which have greater financial, technical and other resources than we do, into the market for some of the same services that we intend to provide.

FINANCIAL MARKET CONDITIONS

    Recent deterioration in the telecommunications and overall capital markets sector (equity and debt markets) has caused several of our competitors to delay or cut back capital expansion programs. Additionally, capital raising efforts have become more difficult for early stage development companies. Certain potential customers have also announced workforce reductions or reduced revenue and earnings projections. While we believe that our growth plans remain sound, as well as our financing needs and sources of capital to support us, this situation could impact our business.

SUPPLIERS

    The principal components of our network are fiber-optic cable and conduit, optical-electronic, data communications and internetworking equipment, which are purchased from third-party suppliers. Lucent is a major supplier of our fiber-optic cable; however, there are a number of alternate suppliers. We are currently in discussions with several equipment vendors to provide optical-electronic, data communications and internetworking equipment. We believe that both component supply and manufacturing capacity exists to support our plan requirements; however, this situation could change given world market conditions for selective components or products supplied.

                                   REGULATION

    THE FOLLOWING SUMMARY OF REGULATORY DEVELOPMENTS AND LEGISLATION IS NOT COMPLETE. IT DOES NOT DESCRIBE ALL CURRENT AND PROPOSED FEDERAL, STATE AND LOCAL REGULATION AND LEGISLATION AFFECTING THE TELECOMMUNICATIONS INDUSTRY. EXISTING FEDERAL AND STATE REGULATIONS ARE CURRENTLY SUBJECT TO JUDICIAL PROCEEDINGS, LEGISLATIVE HEARINGS AND ADMINISTRATIVE PROPOSALS THAT COULD CHANGE, IN VARYING DEGREES, THE MANNER IN WHICH OUR INDUSTRY OPERATES. WE CANNOT PREDICT THE OUTCOME OF THESE PROCEEDINGS OR THEIR IMPACT ON THE TELECOMMUNICATIONS INDUSTRY OR US.

    We are part of an industry that is highly regulated by federal, state and local governments whose actions are often subject to regulatory, judicial, or legislative modification. To the extent that our offerings are treated as telecommunications services, additional federal and state regulation would apply to those offerings. Accordingly, there can be no assurance that regulations, current or future, will not have a material adverse effect on us.

    To the extent we provide our services internationally, we will be subject to certain FCC regulations applicable to international services. In addition, we may be subject to the domestic telecommunications regulations of any foreign countries in which we provide service.

FEDERAL REGULATION

    U.S. Federal regulation has a significant impact on the telecommunications industry. Federal regulations have undergone major changes in the last several years as the result of the enactment of the Telecommunications Act on February 8, 1996. The Telecommunications Act is the most comprehensive reform of the U.S. telecommunications law since the Communications Act was enacted in 1934. For example, the Telecommunications Act imposes a number of interconnection and access requirements on telecommunications carriers and on all local exchange carriers, including ILECs and CLECs.

    The different ways we intend to offer fiber-optic supported services could trigger three alternative types of regulatory requirements:

    (1)  non-communications services,

    (2)  private carrier services, and

    (3)  telecommunications services or common carriage.

    Certain regulations associated with each type of offering are described below.

    Although the law establishing these alternative regulatory requirements is often unclear, we expect that even our common carriage offerings will be subject to a lower degree of federal regulation than those of dominant carriers. While we consider ourselves an interexchange carrier and will be seeking authority to offer local exchange services in some states, it is difficult to predict with certainty how the FCC will classify some of our services.

NON-COMMUNICATIONS SERVICES

    The provision of dark fiber can be viewed as a non-communications service in that it is not a service, but rather the provision of a physical facility that is indistinguishable from other non-communications offerings such as constructing an office building. Many providers of dark fiber are currently operating on the assumption that they are providing unregulated facilities. Although the FCC attempted to regulate ILEC provision of dark fiber as a common carrier service, this position was vacated by the U.S. Court of Appeals for the District of Columbia Circuit in 1994. The FCC has not addressed the issue since that time and, thus, we believe that the sale or other disposition of dark fiber is not regulated by the FCC as a common carrier service at this time. However, there can be no assurance that the FCC, on remand, will not take the position again that at least some dark fiber offerings are subject to common carrier regulation. Moreover, the FCC has found that dark fiber is an unbundled network element which must be made available by the ILECs to CLECs. If the FCC were to determine that the sale of dark fiber constituted telecommunications, we would be subject to additional regulation at the federal level in connection with these offerings.

PRIVATE CARRIER SERVICES

    Even if some of our offerings are treated as communications services, they could be viewed as private carrier offerings. Private carrier offerings typically entail the offering of telecommunications, but are provided to a limited class of users on the basis of individually negotiated terms and conditions that do not meet the definition of a telecommunications service under the Telecommunications Act. If our services are treated as private carriage, they are generally unregulated by the FCC, but would be subject to universal service payments based on the gross interstate and international telecommunications revenues from end users. See "--Telecommunications Service--Universal Service" below. Private carriers may also be subject to access charges if interconnected to local exchange carriers.

TELECOMMUNICATIONS SERVICES

    Some of our services, such as the provision of bandwidth capacity, lit fiber and the resale of telecommunications services from AT&T, will be treated as telecommunications services by the FCC. A significant number of federal regulatory requirements will be applicable to those services.

    The law essentially defines telecommunications carriers to include entities offering telecommunications services for a fee directly to the public or to classes of users so as to be effectively available directly to the public, regardless of the facilities used. "Telecommunications" is defined as the transmission, between or among points specified by the user, of information of the user's choosing, without change in the form or content of the information as sent and received. The FCC has ruled that the term "telecommunications carrier" is the same as the definition of common carrier. For the reasons stated above, regarding our belief that we are not a common carrier, we also believe that we are not a telecommunications carrier when we are providing our dark fiber offerings. An FCC decision to the contrary was appealed to federal court, which remanded to the FCC. A decision on remand could require that our services be treated as common carriage. In addition, certain railroad, power and telecommunications associations--none of which is affiliated with us--have petitioned the FCC to clarify the status of fiber providers in this regard. If the FCC decides that these companies are acting as telecommunications carriers in providing dark fiber facilities, we, too, could become subject to certain federal regulatory requirements that may impose substantial administrative and other burdens on us.

    If the FCC finds some of our services to be telecommunications services, we will be regulated as a nondominant common carrier and as such will not need authorization to provide domestic services and can file tariffs on one day's notice. The FCC imposes greater regulations on common carriers such as the BOCs that have some degree of market power ("dominant carriers"). In addition, the FCC requires common carriers to obtain an authorization to construct and operate telecommunication facilities or to provide or resell telecommunications services between the United States and international points.

    GENERAL OBLIGATIONS OF ALL TELECOMMUNICATIONS CARRIERS. To the extent that any of our offerings are treated as telecommunications services, we would be subject to a number of general regulations at the federal level that apply to all telecommunications carriers, including the obligation not to charge unjust or unreasonable rates or engage in unjust or unreasonable practices, the obligation not to unreasonably discriminate in our service offerings and the potential obligation to allow resale of our services in certain circumstances. In addition, third parties may file complaints against us at the FCC for violations of the Communications Act of 1934 (the "Communications Act") or the FCC's regulations. Certain statistical reporting requirements and regulatory fees may also apply. In addition, FCC rules require that telecommunications carriers contribute to universal service support mechanisms, the Telecommunications Relay Service fund, the number portability fund, and the North American Number Plan Administrator fund.

    INTERCONNECTION OBLIGATIONS OF ALL TELECOMMUNICATIONS CARRIERS. All telecommunications carriers have the basic duty to interconnect, either directly or indirectly, with the facilities of other telecommunications carriers. This is the minimum level of interconnection required and is generally considered to impose only minimal requirements as compared with the interconnection obligations imposed on ILECs described in the next section. All telecommunications carriers must also ensure that they do not install network features, functions or capabilities that do not comply with guidelines and standards established by the FCC to implement requirements to ensure accessibility for individuals with disabilities and to regulations designed to promote interconnectivity of networks. Although these requirements are not burdensome now, the FCC could adopt new regulations that could impose burdensome or expensive regulations that could adversely affect us.

    TARIFFS AND PRICING REQUIREMENTS. In October 1996, the FCC adopted an order in which it eliminated the requirements that nondominant interstate interexchange carriers maintain tariffs on file with the FCC for domestic interstate services. The order does not apply to the switched and special access services of the BOCs or other local exchange carriers. The FCC order was issued pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications services provider under certain circumstances. Several parties filed notices for reconsideration of the FCC order and other parties have appealed the decision. On February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the implementation of the FCC order pending its review of the order on its merits. After a lengthy appeal, on April 28, 2000, the D.C. Circuit affirmed the FCC's decision to require mandatory detariffing of domestic interstate services.

    On May 9, 2000, the FCC issued a Public Notice establishing a nine-month transition period, beginning May 1, 2000, and ending January 31, 2001, during which all interstate interexchange carrier tariffs will be cancelled. On February 5, 2001, the FCC extended the deadline for detariffing certain "mass market" type domestic interstate services to July 31, 2001 (but affirmed that the deadline for detariffing contract-type services remained January 31, 2001). Non-dominant interexchange telecommunications carriers can no longer file new contract tariffs or other long-term service arrangements with the FCC as a means of providing notice to customers of prices, terms and conditions on which they offer their interstate services, and must instead enter into individual contracts for these services. In addition, the FCC has required that interexchange carriers instead post their rates, terms and conditions for all their interstate, domestic services on their Internet web sites if they have one; this rule is effective once these services are detariffed. Detariffing may result in significant administrative expenses for us. Tariffs allow a carrier to limit its liability to its customers, including in connection with service interruptions. Accordingly, we may become subject to liability risks that we would have been able to limit through tariff filings, and there can be no assurance that the potential liabilities will not have a material adverse effect on our results of operations and financial condition and ability to meet our obligations under the notes. With or without a tariff, the obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act. Competitive access providers do not have to file tariffs for their exchange access services, but may if they choose to do so. On March 16, 2001, the FCC eliminated the requirement that non-dominant carriers file tariffs for most international interexchange services.

    To the extent we provide interexchange telecommunications service, we are required to pay access charges to ILECs and CLECs when we use the facilities of those companies to originate or terminate interexchange calls. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs or non-CLECs are subject to a lesser degree of FCC oversight but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. In May 1997, the FCC made major changes in the interstate access charge structure. The FCC increased price caps on the costs that LECs recover through monthly, non-traffic sensitive access charges and decreased reliance on traffic-sensitive charges. The FCC also announced its plan to bring interstate access rate levels more in line with cost. On appeal, the Eighth Circuit upheld the FCC's May 1997 order in a decision issued on August 19, 1998. With significant exceptions, the current policy of the FCC for most interstate access services dictates that ILECs charge all customers the same price for the same service. Thus, the ILECs generally cannot lower prices to some customers without also lowering charges for the same service to all similarly situated customers in the same geographic area, including those whose telecommunications requirements would not justify the use of the lower prices.

    In August 1999, the FCC issued an order that provided substantial new pricing flexibility to ILECs, primarily with respect to special access and dedicated transport, and proposed further pricing flexibility for those services and for switched access. In some cases, ILECs may offer deaveraged rates, contract tariffs, and non-cost based volume discounts. The order also initiated a rulemaking to determine whether the FCC should regulate the access charges of CLECs. The order was upheld by the United States Court of Appeals for the District of Columbia Circuit.

    In addition to this pricing flexibility order, on May 31, 2000 the FCC adopted a joint proposal from Bell Atlantic, BellSouth, GTE, SBC Communications, AT&T, and Sprint to lower significantly and deaverage interstate access charges for certain participating local exchange carriers. An appeal of these pricing reforms, which took effect on July 1, 2000, is currently pending before the Fifth Circuit. Oral argument has been scheduled. If the Fifth Circuit upholds the FCC pricing reforms, the result may be increased competition among carriers offering local exchange and exchange access service in our operating area, thus lowering prices for some of the services we offer.

    SECTION 214 REQUIREMENTS. Section 214 of the Communications Act governs the extension of lines and discontinuance of common carriers services. Although the FCC does not require a non-dominant carrier to obtain certification prior to constructing facilities or offering domestic telecommunications service, the FCC does require carriers to seek permission prior to the discontinuance, reduction or impairment of service. Application must also be made for discontinuance, reduction or impairment of services using dark fiber. The affected customers also must be notified of the planned disconnection, reduction or impairment of telecommunications services. As indicated above, Section 214 authorization is required in connection with both the construction of facilities for international telecommunications services and the provision of international telecommunications services.

    ACCESS TO POLES, DUCTS AND CONDUITS. An area of the law that remains in flux concerns the extent of a carrier's obligations to provide access to poles, ducts, conduits and rights of way. We are obligated under Section 224 of the Communications Act to permit other carriers reasonable access to our poles, ducts, conduits and rights of way, and the FCC has adopted comprehensive rules governing how access is to be provided. The United States Court of Appeals for the Eleventh Circuit recently held that these rules do not obligate us to provide such access to carriers that use wireless telecommunications technology or to those seeking access in order to provide Internet services. The Eleventh Circuit has stayed its ruling, pending the resolution of an appeal filed by cable operators in the United States Supreme Court. The FCC recently concluded that, pursuant to the Section 224 obligation to provide other carriers access to rights of way, utilities must provide access to property used in the manner of a right-of-way as part of the transmission and distribution network. The FCC specifically held that the roof of a utility's corporate office is not subject to access under
Section 224. There are petitions for reconsideration pending regarding access to rights of way.

    REGULATORY FEES. Under Section 9(a) of the Act, the FCC is authorized to assess and collect annual regulatory fees, as determined annually by Congress, in order to recover costs incurred in carrying out its regulatory activities and providing user information services.

    OTHER REGULATORY ISSUES:

    Designation of Service Agent. The Communications Act requires us, as an interstate common carrier, to designate an agent in the District of Columbia upon whom service of all notices, process, orders, decisions, and requirements of the Commission may be made.

    EEO Report. The FCC requires us to file an annual employment report to comply with the FCC's Equal Employment Opportunity policies.

    Truth in Billing. The FCC has adopted new rules designed to make it easier for customers to understand the bills of telecommunications carriers. These new rules establish certain requirements regarding the formatting of bills and the information that must be included in bills.

    Anti-Slamming Rules. The FCC implemented rules which protect consumers whose pre-subscribed carriers have been switched without their consent (the so-called "anti-slamming" rules). Pursuant to the rules, a carrier found to have slammed a customer is subject to substantial fines and must remove from the consumer's bill all charges incurred within 30 days of the slamming. While we do not plan to engage in such practices, a slamming fine, if levied, could have a material impact on our business in the future.

    CUSTOMER PROPRIETARY NETWORK INFORMATION

    In February 1998, the FCC adopted rules implementing Section 222 of the Communications Act, which governs the use of customer proprietary network information by telecommunications carriers. Customer proprietary network information generally includes any information regarding a subscriber's use of a telecommunications service, where it is obtained by a carrier solely by virtue of the carrier-customer relationship. The FCC has clarified that customer proprietary network information, which we refer to as CPNI, does not include a subscriber's name, telephone number, and address, as this information is generally not derived from the carrier's provision of a telecommunications service to a customer. Under the FCC's rules, a carrier may only use a customer's proprietary network information to market services that are "necessary to, or used in," the provision of a service that the carrier already provides to the customer, unless it receives the customer's prior oral or written consent to use that information to market other services. In
December 1999, the Court of Appeals for the Tenth Circuit vacated the FCC's original and modified CPNI rules, on the grounds that they violate the First Amendment. However, Section 222 of the Communications Act remains the law and that section, in addition to the FCC's now-vacated rules, provides some guidance on the use of CPNI. Uncertainty regarding restrictions on the use of CPNI may impede our ability effectively to market integrated packages of services and to expand existing customers' use of our services.

    UNIVERSAL SERVICE

    Pursuant to the Telecommunications Act of 1996, on May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. The universal service program provides support to carriers serving low-income customers and customers who live in areas where the cost of providing telecommunications services is high. In addition, the FCC established new subsidies for telecommunications and certain information services provided to qualifying schools and libraries and for services provided to rural health care providers. Providers of interstate telecommunications services, as well as certain other entities, such as private carriers offering excess capacity to end user customers, must pay for these programs. Our contribution to the federal support funds would be calculated based on a percentage of our gross end-user interstate and international telecommunications revenues. The quarterly assessment rate typically varies between 5 and 7 percent of interstate and international end user telecommunications revenues. The amounts contributed may be billed to customers. The FCC recently changed the methodology for calculating assessments based on prior year's revenues. Now the FCC calculates assessments based on revenues accrued in the prior two quarters. In addition, annual revenue data for the prior year will be used to true-up quarterly revenue data submitted during the prior calendar year. During the limited transition period, contributions for second quarter 2001 will be adjusted based on revenues that approximate revenues earned in fourth quarter 2000. The new methodology will be fully instituted and applied in third quarter 2001. The FCC has recently adopted the cost model which it will use to determine the support needed in many high-cost areas and the inputs for the model. The new high-cost support mechanism, which went into effect on January 1, 2000 for non-rural carriers, substantially increases the amount of high-cost support provided to non-rural carriers. The U.S. Court of Appeals for the Fifth Circuit recently issued an order upholding in part, and reversing in part, the May 1997 FCC order implementing these funds. On June 5, 2000, the Supreme Court agreed to hear an appeal of the Fifth Circuit's Order, challenging the FCC's basis for computing support payments. However, the appeal was withdrawn without decision. Numerous other FCC orders revising these funds are subject to petitions for reconsideration and further petitions for appeal. The outcome of these proceedings or their effect cannot be predicted.

    In addition to the universal service mechanisms described above, on May 31, 2000 the FCC adopted a joint proposal from Bell Atlantic, BellSouth, GTE, SBC Communications, AT&T, and Sprint to create a $650.0 million fund to provide universal service support for interstate access charges. This fund could significantly increase the contribution obligations of other telecommunications carriers.

    CALEA. We might incur significant expenses to assure that our networks comply with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). Under CALEA, telecommunications carriers are required to: (1) provide law enforcement officials with call content and call identifying information pursuant to a valid electronic surveillance warrant ("assistance capability requirements"), and (2) reserve a sufficient number of circuits for use by law enforcement officials in executing court authorized electronic surveillance ("capability requirements"). To the extent that we provide facilities-based telecommunications services, we may incur costs in meeting both of these requirements. In particular, regarding the assistance capability requirements, except in very limited circumstances the government is only required to compensate carriers for the costs of making equipment installed or deployed before January 1, 1995 CALEA compliant. While the telecommunications industry is attempting to negotiate legislative and administrative changes to this reimbursement cut-off date, as it stands today, we will be financially responsible for ensuring that our post-1995 equipment is in compliance. Regarding the capacity requirements, the government will finance any necessary increases in capacity for equipment that we have specifically identified as installed or deployed prior to September 8, 1998, and we are responsible for paying for any necessary increases in capacity for equipment installed or deployed after that date. On August 15, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated certain provisions of the CALEA regulations and remanded the matter to the FCC for further proceeding. The FCC issued a public notice on October 17, 2000, seeking comments on the scope of carriers' CALEA obligations in light of the D.C. Circuit's opinion. Since the remand, several carriers have petitioned the FCC for extensions of the deadline for complying with the capabilities requirements. We cannot predict our costs associated with compliance with these CALEA requirements.

    LOCAL EXCHANGE CARRIER REGULATION

    A local exchange carrier is defined as a provider of telephone exchange service, which is an interconnected service of the character ordinarily furnished in a single exchange, covered by the local exchange charge, or comparable service provided through a system of switches, transmission equipment, or other facilities, or combination thereof, by which a subscriber can originate and terminate a telecommunications service. We have obtained certification in some states and are contemplating becoming certificated as a CLEC in additional states in order to provide such services and take advantage of certain beneficial pricing arrangements. Where we obtain authorization to operate as a CLEC, the obligations described below that are applicable to CLECs would apply.

    INTERCONNECTION. The Telecommunications Act greatly expands ILEC interconnection obligations. The Telecommunications Act subjects the ILECs to the following requirements:

    - PHYSICAL COLOCATION. Requires ILECs to provide physical colocation of facilities and equipment necessary for interconnection or access to unbundled network elements (UNEs), which allows companies such as us and other competitive local exchange carriers to install and maintain our own network termination equipment in incumbent local exchange carrier central offices or, if requested or if physical colocation is demonstrated to be technically infeasible, virtual colocation. See "--Colocation and Line Sharing" below;

    - UNBUNDLED ACCESS. Requires all ILECs to provide nondiscriminatory access to unbundled network elements (including certain network facilities, features, functions, and capabilities) at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit). The Supreme Court's decision in AT&T v. Iowa Utilities Board required the FCC to reconsider which elements should be unbundled. The FCC in November 1999 established a revised set of unbundled network elements, which established dark fiber as an unbundled network element;

    - RESALE. Requires ILECs to establish "wholesale" rates for their services to promote resale by competitive local exchange carriers. In addition, ILECs are required to offer all retail telecommunications services to other carriers for resale at discounted rates, based on the costs avoided by the ILEC in the offering.

    ILECs are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, ILECs remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

    In addition, all local exchange carriers, including CLECs, are subject to the following requirements:

    - INTERCONNECTION. Requires all ILECs and CLECs to permit their competitors to interconnect with their facilities either directly or indirectly. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit);

    - NUMBER PORTABILITY. Requires all ILECs and CLECs to establish number portability, which will allow a customer to retain its existing phone number if it switches from the local exchange carrier to a competitive local service provider;

    - RECIPROCAL COMPENSATION. All ILECs and CLECs must complete local calls originated by other LECs under reciprocal compensation arrangements. That is, the LEC terminating a local call is entitled to payment from the LEC originating a call. Charges assessed by the ILECs for terminating calls originated on a CLEC's network must be based on a reasonable approximation of additional cost or through mutual exchange of traffic without explicit payment. The FCC recently determined that dial-up calls placed to ISPs are interstate in nature, not local, and has initiated a proceeding to determine appropriate carrier-to-carrier compensation. At the same time, the FCC declined to overturn a multitude of state decisions requiring ILECs to pay CLECs reciprocal compensation for delivering Internet traffic to ISPs. In response, many parties appealed the FCC's order, and several ILECs asked states and federal courts to reverse a number of the existing state determinations. On
      March 24, 2000, the D.C. Circuit vacated the FCC's order, holding that the FCC had not adequately explained its earlier decision. The D.C. Circuit remanded the proceeding to the FCC for further consideration;

    - DIALING PARITY. Requires all ILECs and CLECs to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing with no unreasonable dialing delays. They must also provide dialing parity for interLATA services and for intraLATA toll services; and

    - ACCESS TO RIGHTS-OF-WAY. Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and ROW at reasonable and nondiscriminatory rates, terms and conditions.

OTHER FEDERAL COMMUNICATIONS REQUIREMENTS

    UNBUNDLED NETWORK ELEMENTS. The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC issued its interconnection order on August 8, 1996. Among other rules, the FCC established a list of seven network elements, comprising most of the significant facilities, features, functionalities or capabilities of the network, that the incumbent local exchange carriers must unbundle. It is possible for competitors to provide competitive local exchange service using only these unbundled network elements. In addition, the FCC mandated a particular forward-looking pricing methodology for these network elements that produces relatively low element prices that are favorable to competitors.

    On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's rules implementing the Telecommunications Act, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent incumbent local exchange carriers from disaggregating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements. "Pick and choose" rules would permit a carrier seeking interconnection to pick and choose among the terms of service from other interconnection agreements between the ILEC and various CLECs. This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit.

    Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific forward-looking pricing methodology mandated by the FCC and remanded the case to the Eighth Circuit for further consideration. Some incumbent local exchange carriers argued that this pricing methodology does not allow adequate compensation for the provision of unbundled network elements. The Eighth Circuit found aspects of the FCC's pricing methodology invalid. The Supreme Court recently granted certiorari to hear this pricing issue, including arguments on the merits of the FCC's forward-looking pricing methodology. If the Supreme Court fails to affirm the FCC's pricing methodology, which is favorable to competitors such as us because it is based on forward-looking costs, then unbundled network element prices, including prices for unbundled network element combinations, may rise. Such increases could have a materially adverse effect on our business.

    In 1999, the Supreme Court also remanded the list of unbundled network elements to the FCC for further consideration of the necessity of each one under the statutory standard. On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements, but eliminating the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the densest parts of the top 50 Metropolitan Statistical Areas in most circumstances, and the requirement to provide operator services and directory assistance. The FCC concluded that the market has developed since 1996 such that competitors can and do self-provide these services, or acquire them from alternative sources. The FCC also noted that ILECs remain obligated under the non-discrimination requirements of the Communications Act to comply with the reasonable request of a carrier that purchases these services from the ILECs to rebrand or unbrand those services, and to provide directory assistance listings and updates in daily electronic batch files. In addition, the competitive checklist contained in section 271 of the Communications Act requires Bell operating companies to provide nondiscriminatory access to these services.

    The FCC required ILECs to offer dark fiber as an unbundled network element on both a local loop and interoffice transport basis. Although the FCC found that the wholesale market for fiber loop facilities was "nascent," it is possible that the availability of dark fiber from ILECs as an unbundled network element could affect the demand for our services. This availability of dark fiber from ILECs as an unbundled network element could be in addition to other sources of dark fiber already available in the market and ILEC current offerings of dark fiber.

    Petitions for reconsideration and appeals of these new FCC rules have been filed. Thus, while the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of those matters.

    FILING REQUIREMENTS. CLECs are also subject to other FCC filing requirements. Compliance with these obligations, individually and in the aggregate, may cause us to incur substantial expenses. There can be no assurance that these expenses will not have a material adverse effect upon our results of operations and financial condition and our ability to meet our obligations under the notes.

    COLOCATION AND LINE SHARING. The FCC has adopted new rules designed to make it easier and less expensive for CLECs to obtain colocation at incumbent local exchange carrier central offices by, among other things, restricting the ILECs' ability to prevent certain types of equipment from being colocated and requiring ILECs to offer alternative colocation arrangements to CLECs. On March 17, 2000, the U. S. Court of Appeals for the D.C. Circuit vacated those portions of the FCC's expanded colocation rules that permitted CLECs to colocate equipment that contained functions in addition to those necessary for interconnection or access to unbundled network elements. The Court, while upholding the FCC's authority to require cageless colocation, also rejected the FCC's effort to leave the choice of space within the central office to the CLEC. The Court vacated the FCC's rules in part and remanded to the FCC the issue of what equipment is necessary for interconnection or access to unbundled elements. In response, the FCC issued an Order and Notice of Proposed Rulemaking on August 11, 2000. The FCC strengthened the colocation rules by requiring ILECs to provide physical colocation space within ninety calendar days of any CLEC colocation request, including requests for cageless colocation, and to allow CLECs to construct "adjacent structures" on land owned or controlled by an ILEC if central office space is exhausted. The FCC also requested comments on colocation requirements at ILEC remote terminals and on the need to revise the local competition rules in light of the deployment of new network architecture by ILECs.

    On November 18, 1999, the FCC also adopted a new order requiring ILECs to provide line sharing, which will allow CLECs to offer data services over the same line that a consumer uses for voice services without the CLECs having to provide the voice service. On January 19, 2001, the FCC concluded that an ILEC must permit competing carriers providing voice service using the UNE platform to either self-provision necessary equipment or partner with a competitive data carrier to provide xDSL service on the same line. While we expect that the FCC's new rules will be beneficial to CLECs, we cannot be certain that these new rules will be implemented by the ILEC in a favorable manner. Under the FCC line sharing order, state commissions will establish the rates for line-sharing, using the FCC's pricing guidelines. ILECs and other parties have asked the FCC to reconsider some or all of the line sharing rules, and have appealed the rules in federal court. We cannot predict the outcome of these actions or the effect they may have on our business.

    JURISDICTIONAL NATURE OF INTERNET TRAFFIC. Recently, the FCC has determined that both continuous access and dial-up calls from a customer to an Internet service provider are jurisdictionally interstate, not local, calls, and, therefore, are subject to the FCC's jurisdiction. The FCC has initiated a proceeding to determine the effect that this regulatory classification will have on the obligation of local exchange carriers to pay reciprocal compensation for dial-up calls to Internet service providers that originate on one local exchange carrier network and terminate on another local exchange carrier network. The vast majority of states to have considered this issue have held that local exchange carriers need to pay reciprocal compensation for calls terminating at Internet service providers. The U.S. Court of Appeals for the D.C. Circuit recently vacated the FCC's reciprocal compensation order and remanded the matter to the FCC. See "--Local Exchange Carrier Regulation--Interconnection-- Reciprocal Compensation" above. We cannot predict the eventual outcome of this proceeding or its effect on our business.

REGULATION OF INTERNET ACCESS

    The FCC recently issued an inquiry into the regulatory status of high-speed access to the Internet. Currently, the FCC's regulation of Internet access differs depending on what type of provider, such as a LEC or cable, satellite, wireless or other provider, offers the service. If these regulatory regimes are harmonized, as the FCC has proposed to do, we could be subject to additional regulation.

STATE REGULATION

    State regulatory commissions generally have authority to regulate the provision of telecommunications services within their state borders. The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service.

    Despite these prohibitions and limitations, telecommunications services are subject to various state regulations. Among other things, the states may:

    - require the certification of telecommunications service providers;

    - regulate the rates of intrastate offerings and the terms and conditions of both intrastate and certain interstate service offerings including dark fiber in some cases; and

    - adopt regulations necessary to preserve universal service, ensure the continued quality of communications services, safeguard the rights of consumers, and protect public safety and welfare. Accordingly, state involvement in telecommunications services may be substantial.

    State law may not recognize "private carriage" and, therefore, even if certain of our offerings are treated as "private carriage" at the federal level, they may be regulated as telecommunications or common carrier services at the state level. In addition, should we decide to offer local exchange service obtained from ILECs or CLECs or provide such services ourselves, we will be required to apply for authorization on a state-by-state basis. Moreover, in some states the construction and ownership of telecommunications facilities may require state certifications or other authorizations. The state regulatory environment varies substantially from state to state. For example, our pricing flexibility for products or services which are intrastate in nature may be limited by regulation in some jurisdictions.

There can be no assurance that these requirements, and the associated pricing methodologies, where applicable, will not reduce the demand for our offerings.

    States also often require prior approvals or notifications for certain transfers of assets, customers or ownership of a certificated carrier and for issuances by certified carriers of equity securities, notes or indebtedness. States generally retain the right to sanction a carrier and to revoke certifications if a carrier violates relevant laws and/or regulations. Delays in receiving required regulatory approvals could also have a material adverse effect on us. We cannot confirm that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable laws or regulations.

    As indicated above, states also have significant responsibilities in the implementation of the Telecommunications Act. States arbitrate interconnection disputes if ILECs and CLECs cannot successfully negotiate the terms of an interconnection agreement. The states also approve both arbitrated and negotiated interconnection agreements and establish rates for unbundled network elements, subject to the guidelines established in FCC regulations.

LOCAL REGULATION

    In addition to federal and state laws, local governments exercise legal authority that may affect our business. For example, some local governments retain the ability to license public ROW, subject, however, to the federal limitation that local authorities may not prohibit entities from entering the telecommunications market. Compliance with local requirements may delay and increase the costs of our use of public ROW. Accordingly, these requirements could impose substantial burdens on us. Our communications and information services business will be subject to varying degrees of federal, state, local and international regulation.

ENVIRONMENTAL MATTERS

    We are subject to federal, state and local laws and regulations relating to the environmental aspects of our business. Our management believes that our operations are in substantial compliance with existing environmental legal requirements. Our management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on our capital expenditures, earnings, and competitive position.

EMPLOYEES

    As of December 31, 2000, we had 134 full-time employees including 11 employees borrowed from PF Telecom. The borrowed employees became our employees as of January 1, 2001. None of our employees is represented by a collective bargaining agreement. We believe that our relations with our employees are good. See "Management--Employment and Similar Agreements" in Item 11 of this Report.

                       DESCRIPTION OF MATERIAL AGREEMENTS

AT&T NETWORK DEVELOPMENT AGREEMENT

GENERAL

    On October 29, 1999, our wholly-owned subsidiary, PF.Net Corp., entered into the original AT&T network development agreement for the construction of approximately 4,900 miles of fiber-optic network that would be financed jointly by us and AT&T. On December 9, 2000, PF.Net Corp. and AT&T amended the network development agreement to increase the fiber-optic network by 1,300 miles to 6,200 miles and modify the completion date on certain links. The AT&T network will include six separate fiber conduits, of which we will own three and AT&T will own three. We currently expect to place between 192 to 288 fibers in one of AT&T's conduits. Of those fibers, one-half will be owned by AT&T and one-half will be owned by us. We may install additional fibers in that conduit at our discretion. We have agreed to certain joint disposition provisions with respect to a portion of the fibers to be contained in the conduit owned by AT&T. These provisions also restrict our ability to sell other fibers and conduits that we own while the joint disposition provisions are in effect. With respect to the portion of the network extending from San Diego, CA to Los Angeles, CA, we will also install and own additional conduits, which will be disposed of pursuant to the joint disposition provisions. Based on our current estimates of actual route mileage, we expect the AT&T routes to comprise 6,200 of the 6,900-mile constructed portion of our network.

THE AT&T ROUTES

    The AT&T routes will be constructed in 23 separate "links," which are required by the AT&T network development agreement to be substantially complete by the dates indicated:

                                                                                                           SUBSTANTIALLY
                                                            PRIMARY CITIES                                 COMPLETE DATE
                                       ---------------------------------------------------------       ----------------------
LINK                    MILEAGE              TERMINATION A                   TERMINATION B
----                    --------       -------------------------       -------------------------
1....................      517         Arlington, VA                   Greensboro, NC                  May 31, 2001
1A...................       27         Pine Springs, VA                Calverton VA (Reroute)          May 31, 2001
                                       (Reroute)
2....................      390         Atlanta, GA                     Jacksonville, FL                March 31, 2001
3....................      172         Jacksonville, FL                Orlando, FL                     March 31, 2001
4....................      115         Windermere, FL                  Fort Pierce, FL                 June 30, 2002
6....................      163         Ellisville, FL                  Orlando, FL                     June 30, 2002
7....................      563         Ellisville, FL                  New Orleans, LA                 December 31, 2000
7A...................       75         Ellisville, FL                  Jacksonville, FL                December 31, 2000
8....................      415         New Orleans, LA                 Houston, TX                     December 31, 2000
9....................      240         Houston, TX                     San Antonio, TX                 September 30, 2001
10...................      105         San Antonio, TX                 Austin, TX                      September 30, 2001
11...................      230         Austin, TX                      Ft. Worth, TX                   September 30, 2001
12...................    1,129         Ft. Worth, TX                   Phoenix, AZ                     September 30, 2001
13...................      208         Phoenix, AZ                     Blythe                          September 30, 2001
13A..................      250         Blythe                          San Diego, CA                   September 30, 2001
14...................      147         San Diego, CA                   Los Angeles, CA                 September 30, 2001
19...................      265         Tulsa, OK                       Kansas City                     January 31, 2001
20...................      283         Kansas City                     St. Louis                       January 31, 2001
37...................      492         Greensboro, NC                  Atlanta, GA                     March 31, 2002
38...................      200         Arlington, VA                   Philadelphia, PA                March 31, 2002
39...................      138         Philadelphia, PA                Newark, NJ                      March 31, 2002
43...................      125         Chicago, IL                     Elkhart, IN                     March 31, 2002
44...................      117         Toledo, OH                      Cleveland, OH                   March 31, 2002
                         -----
    Total............    6,366(1)
                         =====

------------------------

(1) For purposes of our plan, we have determined the route miles to total approximately 6,200, given slight changes of mileage forecasted on a route by route basis. As the contract has a plus/minus 3% variance tolerance built into it, this adjustment falls within the agreed-upon tolerance limit. These route miles may be adjusted slightly on an ongoing basis.

ACQUISITION AND USE OF RIGHTS OF WAY

    To construct the network, we will use, at our discretion, rights of way across property from four different sources:

    - AT&T rights of way (rights of way that AT&T provides);

    - rights of way that we procure on behalf of AT&T from nonpublic third parties;

    - rights of way that we obtain from our affiliates, including pursuant to the Koch agreement; and

    - rights of way that we obtain from federal, state and local governmental agencies, through permit easement or otherwise.

    AT&T rights of way will at all times be owned by AT&T. AT&T will make AT&T rights of way available to us at no cost through a nonexclusive license. We believe that approximately 40% of the 6,900-mile constructed portion of our network will be built on AT&T rights of way.

    Public rights of way will be obtained by us in the form required by the relevant public agency. In most cases, we will obtain public rights of way in the names of both us and AT&T. We will pay all costs incurred in connection with the acquisition of public rights of way. We believe that approximately 60% of the 6,900-mile constructed portion of our network will be built on public rights of way.

    Each party supplying rights of way is required to obtain such rights of way in perpetuity, except that if a party cannot obtain rights of way in perpetuity, then the rights of way must have a term of, or be renewable for, a minimum of 40 years.

CONSTRUCTING AND FINANCING THE NETWORK

    The AT&T network development agreement provides that we (together with our construction subcontractors) will construct the 6,200 miles covered by the agreement, for which AT&T will pay us a fixed fee of approximately
$300.0 million. The only construction activity that AT&T will perform will be splicing the fibers along the network. With respect to each link, AT&T will pay us 80% during the construction period on a monthly basis, based on the number of route miles on which we have completed construction, and the remainder after certain testing procedures have been completed and time periods have elapsed.

    We will be responsible for all construction costs in excess of the fixed fee that we will charge AT&T, except that with respect to the link from San Diego, CA to Los Angeles, CA, we will be entitled to receive all of the proceeds of certain fiber and conduit dispositions by either party until our costs, net of such proceeds, equals AT&T's costs for that link. The parties rights and obligations with respect to dispositions of fiber and conduit are discussed below. See "--Joint Disposition Provisions--San Diego to Los Angeles" below.

    Until each link is completed and accepted by AT&T, we bear the risk of loss and damage to any materials provided in constructing that link.

CONSTRUCTION TIMETABLE

    We are required to substantially complete each link (i.e., place all conduit, fiber, transmission sites, manholes and handholes) within the time periods set forth in the AT&T network development agreement. Each of the delivery dates is subject to a grace period varying from 30 days to 90 days.

    If we do not substantially complete a link within the specified time period as it may be extended by any applicable grace period, then we will be required to pay liquidated damages to AT&T for up to 90 additional days, subject to certain agreed upon caps.

    If we do not substantially complete a link within the specified time period as it may be extended by any applicable grace period and the liquidated damages period, then AT&T will be permitted to declare a default under the AT&T network development agreement, and may under certain circumstances terminate the agreement. See "--Events of Default" and "--Term and Termination" below.

COVENANTS

    Our subsidiary, PF.Net Corp., is required to comply with certain covenants during the construction of the AT&T network. In particular:

    - PF.Net Corp. must deliver periodic financial reports to AT&T;

    - PF.Net Corp. may not undertake a new line of business outside that outlined in our current business plan;

    - PF.Net Corp. may not sell material assets unless the proceeds are reinvested in our business or used to repay indebtedness;

    - PF.Net Corp. may not undertake any guarantees, backstops or loans to affiliates or third parties, other than to wholly-owned affiliates so long as reasonably related to our business plan;

    - PF Telecom and Koch Telecom Ventures are restricted in their ability to transfer shares of Velocita Corp. common stock; and

    PF.Net Corp. is also subject to the following financial covenants:

    - a cross-acceleration provision with respect to the covenant in the Credit Facility relating to minimum amounts of proceeds from sales, lease or other dispositions of dark fiber strands or unused conduit sales, and fiber swaps;

    - PF.Net Corp. must complete construction of a minimum of 60% in any single fiscal quarter, or 80% in any two consecutive fiscal quarters, of the number of route miles projected; and

    - PF.Net Corp. must certify every six months that it has enough cash on hand, cash available under credit lines and projected cash flow from operations to fund principal and interest payments, capital lease payments, capital expenditures, operating losses and periodic cash taxes over the following six-month period.

FORCE MAJEURE

    The deadlines for completing construction of the links in the AT&T network and performing the covenants described above may be extended if a delay is the result of any of the following conditions and we so notify AT&T:

    - acts of God including fire, flood, earthquakes and hurricanes;

    - shortage of materials, unless the shortage is the result of our failure to place an order on time or take other necessary actions;

    - government regulations which prevent performance, including inability to obtain a permit, unless the delay results from our failure to pay sufficient funds, or otherwise could have been avoided by rerouting the system if such rerouting was commercially reasonable; or

    - war or civil disorder.

    In addition, we will not be in default or subject to liquidated damages for delays or failures in our performance of the AT&T network development agreement if the delays or failures are attributable solely to the failure of AT&T to perform its obligations under the agreement.

EVENTS OF DEFAULT

    PF.Net Corp. may be in default under the AT&T network development agreement if:

    - PF.Net Corp. fails to complete a link on time, after giving effect to the applicable cure period and liquidated damages period as described above;

    - PF.Net Corp. breaches any financial covenant as described above or any other obligation under the AT&T network development agreement; or

    - certain insolvency events occur.

    PF.Net Corp. will not be in default under the AT&T network development agreement for any of the foregoing reasons (other than an insolvency event) unless AT&T notifies us of the breach and PF.Net Corp. fails to cure it within 30 days. If the breach cannot reasonably be cured within 30 days and PF.Net Corp. is diligently attempting to cure it, then PF.Net Corp. will have up to 120 days to cure it before PF.Net Corp. will be deemed to be in default under the AT&T network development agreement. If an insolvency event occurs, AT&T may terminate the agreement on ten days' notice.

    If PF.Net Corp. is in default under the AT&T network development agreement, AT&T may also exercise any remedies it may have under law or equity.

TERM AND TERMINATION

    Except as follows, the AT&T network development agreement will terminate on the expiration of the useful life of the last link, which will not be less than 40 years. Either party may terminate the AT&T network development agreement in whole or with respect to any affected link in the event of a material default by the other that is not cured within the time periods described above under "--Events of Default." If either party so terminates the AT&T network development agreement, AT&T is required (subject to any right of setoff it may have) to pay for work performed, plus costs up to three percent of the contract price of any terminated link. Notwithstanding the termination of the AT&T network development agreement or any link:

    - if PF.Net Corp. has completed a minimum of 10% of the construction on a particular link, then AT&T will work with us (at AT&T's option if AT&T terminated the link because of our default) to complete that link;

    - no termination will affect the rights of each party to rights of way with respect to any completed portion of a link;

    - the non-defaulting party will continue to have the right to use rights of way provided by the defaulting party to complete and operate its fiber-optic system; and

    - if PF.Net Corp. has completed 80% of any link, regardless of whether we are the defaulting party, we will continue to have the right to use all rights of way as provided under the AT&T network development agreement to complete the link.

    In addition, in the event that we fall behind in our construction plan with respect to any link by a period of time that exceeds the sum of the applicable cure period plus the liquidated damages period, and it is probable that we will not substantially complete the link by the applicable Builder Substantially Complete Date (as set forth in the table above) as extended by the applicable grace period and the liquidated damages period, then AT&T may either:

    - deliver a notice of default with respect to the affected link, which would allow AT&T to terminate the AT&T network development agreement with respect to the affected link;

    - grant us an extension; or

    - assume authority over the construction of the affected link.

MAINTENANCE

    AT&T will provide us with all maintenance services with respect to all of the 6,200 miles of our network that we are building jointly with AT&T. AT&T will charge us an annual fee of $500 per route-mile for routine maintenance, plus actual costs up to $1,000 per hour for any emergency maintenance. Each party is required to enter into a maintenance agreement with any fiber or conduit purchaser. Half of the maintenance proceeds from these third-party maintenance agreements, regardless of whether the agreement is with AT&T or us, will be used to offset our maintenance fees to AT&T. Maintenance fees are subject to adjustment every two years, based on adjustments to the consumer price index for the previous two years.

JOINT DISPOSITION PROVISIONS

    GENERAL

    Pursuant to the joint disposition provisions of the AT&T network development agreement, we and AT&T have each designated 48 fibers along the entire AT&T network as "surplus fibers." We and AT&T have agreed to seek the disposition of the surplus fibers, whether by sale, IRU, lease or other right of use, and whether for cash or through a swap of assets. Any disposition for cash must be for at least a specified minimum per fiber per mile. Either party may originate a disposition opportunity. The originating party must notify the non-originating party in the event of a disposition opportunity, and the non-originating party has the option to contribute up to 50% of the surplus fibers involved in the disposition.

    If the disposition opportunity is for cash and the non-originating party chooses to participate, the originating party will be entitled to a commission from the non-originating party. If the disposition opportunity is a swap and the non-originating party chooses to participate, it will receive cash consideration from the originating party at an agreed upon rate.

    The joint disposition provisions expire on April 30, 2002, except that with respect to any link the joint disposition provisions will terminate when either party has originated dispositions for at least 48 surplus fibers for that link. Until the joint disposition provisions terminate:

    - neither party may dispose of more than 12 of their respective fibers on each link other than surplus fibers pursuant to the joint disposition provisions and other than limited dispositions to affiliates; and

    - either party may dispose of up to one conduit along each link under certain circumstances.

    Since we have already committed to swap 12 fibers and, in some cases, one conduit pursuant to the Touch America agreement along the portion of our network we are constructing with AT&T, if we dispose of additional fibers on those route miles we are required to allow AT&T to participate in those dispositions.

    SAN DIEGO TO LOS ANGELES

    The parties have agreed to several exceptions to the overall joint disposition provisions with respect to the link from San Diego, CA to Los Angeles, CA in order to compensate us in the event that our portion of the construction costs on this link exceeds AT&T's fee. Specifically:

    - we will receive 100% of the revenues from dispositions by either party on this link of surplus fiber and additional conduits (conduits other than the initial three owned by us and AT&T, respectively) at all times in which our allocable costs, less the amount of such revenues, exceed the amounts paid by AT&T to us for the construction of this link;

    - revenues from surplus fiber and additional conduit sales will be calculated in accordance with the terms of the general joint disposition provisions described above at all times in which our allocable costs, less the amount of such revenues, are less than or equal to the amounts paid by AT&T to us for the construction of this link;

    - the joint disposition provisions as they apply to this link terminate on the earlier of September 30, 2002 or the date on which all surplus fibers and additional conduits on that link have been disposed of;

    - neither party may dispose of any conduits, or more than 12 fibers, owned by such party until all additional conduits have been disposed of or the joint disposition provisions have terminated with respect to this link; and

    - any surplus fibers or additional conduits remaining after the termination of the joint disposition provisions with respect to this link will be divided evenly between us and AT&T.

    SUPPLEMENT

    On December 6, 2000, PF.Net Corp. and AT&T entered into a supplement to the joint disposition provisions appointing PF.Net Corp. a non-exclusive agent to market certain dark fibers which, when connected with the network being constructed by PF.Net Corp. for AT&T, would provide complete network connectivity between certain points. The supplement restricts the pricing, links, terms and packages that PF.Net Corp. may sell. As consideration, PF.Net Corp. shall receive a commission of three and one half percent (3 1/2%) of the gross proceeds received by AT&T for such dispositions.

LUCENT SUPPLY AGREEMENT

    On August 6, 1999, PF.Net, LLC, one of our predecessor entities, entered into a supply agreement with Lucent Technologies Inc., specifying prices and terms for purchases of Lucent fiber-optic cable, software, electronics, consulting and other products and services. However, we have no obligation to purchase any of these products and services from Lucent, and we are currently in discussions with other companies for the supply of these products and services. The term of this agreement continues until December 31, 2004. This agreement is renewable subject to mutual agreement on new terms and conditions. This agreement was subsequently assigned to our indirect, wholly-owned subsidiary, PF.Net Supply Corp.

    The agreement includes a pricing schedule for various types and volumes of fiber-optic cable with gross prices that we believe are consistent with current market practice. The agreement provides pricing for other products and services. Generally, these prices are based on negotiated discounts off of Lucent's current list prices. The Lucent supply agreement provides the terms of extensive warranties by Lucent of its products, including a ten-year warranty for fiber-optic cable.

    The agreement also contemplates that we will act as a purchasing agent for AT&T and our other partners and customers for Lucent's fiber-optic cable and equipment. Lucent will have a purchase money security interest in products and software supplied to us per invoice for as long as we owe Lucent any payments under such invoice. Our remedies for damages will be limited to actual damages and exclude any consequential damages.

    Lucent has agreed to provide full or partial reimbursement to us (or provide us with a product credit) for certain out-of-pocket transportation, repair and reinstallation costs associated with defective fiber-optic cable purchased from Lucent and liquidated damages for late deliveries of fiber-optic cable.

    The Lucent supply agreement contemplates that the parties may in the future negotiate amendments to the agreement to provide for the applicable terms for the purchase of additional Lucent products and services.

AT&T RESALE AGREEMENT

    On December 21, 1999, PF.Net Network Services Corp. (Network Services), our indirect, wholly-owned subsidiary, entered into an agreement with AT&T Corp., in which Network Services agreed to buy private line, echo cancellation, local channel, satellite and frame relay services from AT&T for resale to Network Services' customers for a term of 36 months. The agreement includes various charges, including termination charges for some services of up to $40,000 or more and guaranteed minimum revenues for services of $250,000 per month after the first year for private line and satellite services and by specified formulas for other services. AT&T has the right to increase the rates. Network Services is responsible for paying all local, state and federal taxes and for communicating with its end users and ensuring that any intermediate resellers comply with this agreement and all federal and state regulations. In addition, AT&T may discontinue services pursuant to this agreement without further liability should Network Services engage in certain prohibited activities or other misconduct or negligence related to the service or network.

    If either party breaches any material term of this agreement and that breach is not cured within 60 days, the other party may terminate the agreement. If Network Services breaches its payment obligations and fails to make payment within five days after written notice of default, AT&T may terminate the agreement. Either party may terminate the agreement immediately by written notice if the other party suffers certain insolvency events.

    Under the resale agreement, AT&T makes no warranties and disclaims any warranty of merchantability or fitness for a particular purpose. AT&T does not warrant that the services will be uninterrupted or error-free, or that the services will meet Network Services' requirements or that the services will prevent unauthorized access by third parties. Neither party will be liable to the other for failure to perform due to force majeure; however, force majeure will not excuse Network Services' obligation to pay for the services provided.

    Under the agreement, Network Services will indemnify, defend and hold harmless AT&T and its directors, officers, employees, agents, subsidiaries, affiliates, successors and assigns from all claims, damages and expenses arising from Network Services' use or resale of the services. The agreement prohibits Network Services from conducting business under the AT&T name or implying to anyone that it has any affiliation with AT&T, is authorized by AT&T to provide service to them or is providing service in collaboration or partnership with AT&T or as AT&T's agent. The agreement prohibits Network Services, except to the extent required by law, from disclosing to anyone that part of its service will be carried on AT&T's network. Both parties acknowledge that they are free to compete with each other.

TOUCH AMERICA RECIPROCAL IRU LEASE AND EXCHANGE OPTION AGREEMENT

    On February 25, 2000, our indirect wholly-owned subsidiary, PF.Net Construction Corp., entered into an agreement with Touch America, Inc., providing for the reciprocal leasing of IRUs of conduit and fiber along both parties' fiber-optic cable network systems with a mutually exercisable option to extend the term of the leases. The agreement describes each party as the constructing party with respect to its own system and the non-constructing party with respect to the other party's system. The initial term of the leases will run for 20 years from the date that both parties have completed their constructed networks and accepted each other's leased fiber and conduit, except that on the Touch America Dallas-to-Denver and Chicago-to-Detroit links that term will be 18 years. We and Touch America may extend the term of the initial IRU leases to 38 years by exercising an exchange option.

    The agreement contemplates that there will be a difference in the total number of fiber miles and conduit miles contributed by each party; therefore, Touch America will also provide us with approximately $48.5 million, payable in monthly installments which we expect will be completed in the first quarter of 2002. At the conclusion of this transaction, there will be a one-time "true-up" payment as compensation for any differences in the estimated actual miles swapped of fiber and conduit.

    Touch America will provide us with fiber and, in some cases, a conduit, along the segments set forth in the following table. We will receive a total of approximately 51,000 fiber miles, generally consisting of 12 fibers on each segment, and approximately 3,000 miles of one empty conduit. The following chart provides details of the routes and miles exchanged.

                                                               ROUTE
ROUTE                                                          MILES
-----                                                         --------
Chicago -- Denver...........................................   1,050
Denver -- Salt Lake City....................................     621
Salt Lake City -- Sacramento................................     795
Chicago -- Minneapolis......................................     495
Chicago -- Detroit..........................................     380
Denver -- Dallas............................................   1,075
                                                               -----
Total Miles.................................................   4,416
                                                               =====

    We will provide fiber and, in some cases, a conduit, to Touch America along the segments set forth in the following table. We will provide a total of approximately 71,000 fiber miles, generally consisting of 12 fibers on each segment, and approximately 3,500 miles of one empty conduit.

                                                               ROUTE
ROUTE                                                          MILES
-----                                                         --------
Los Angeles -- San Diego....................................     147
San Diego -- Phoenix........................................     458
Phoenix -- Fort Worth.......................................   1,129
Fort Worth -- Austin........................................     232
Austin -- San Antonio.......................................     105
San Antonio -Houston........................................     240
Houston -- New Orleans......................................     415
New Orleans -- Jacksonville.................................     638
Jacksonville -- Orlando.....................................     172
Jacksonville -- Atlanta.....................................     390
Atlanta -- Greensboro.......................................     372
Greensboro -- Arlington.....................................     517
Arlington -- New York.......................................     249
Fort Worth -- Tulsa.........................................     287
Tulsa -- Kansas City........................................     265
Kansas City -- St. Louis....................................     283
                                                               -----
Total Miles.................................................   5,899
                                                               =====

RIGHTS IN IRUS

    Each constructing party will obtain all rights of way and other rights necessary for the use of its conduit, fiber and other physical facilities and will exercise its best efforts to renew or replace existing rights of way, IRUs or other underlying rights to continue to maintain its network. If, despite its best efforts, the constructing party determines that it cannot renew or replace any of these rights, it will cooperate with the non-constructing party and allow the non-constructing party to attempt to renew or replace these rights at the non-constructing party's sole expense. The ability of the non-constructing party to renew or replace these rights will not cause any adjustment in the true-up payment, or payments for colocation, interconnection, or operation, maintenance or repair of the network. Any failure of the constructing party's rights will entitle the non-constructing party to enforce specific performance from the constructing party and any other available remedies at law or in equity as long as the failure is not due to force majeure or the fault of the non-constructing party.

CONSTRUCTION

    The agreement provides that each party's network will be completed and tested by December 31, 2001. Both parties agreed to use commercially reasonable efforts to complete all construction and testing by this date. If a constructing party fails to complete construction and testing by December 31, 2001, unless otherwise excused by the agreement, it will pay a penalty for each link that is late until construction and fiber testing is completed. This will be the exclusive remedy of the non-constructing party until June 30, 2002. After that date, the non-constructing party may assume the uncompleted construction. In such a case, the constructing party must cooperate fully with the non-constructing party to transfer to the non-constructing party that part of construction being undertaken.

TESTING AND ACCEPTANCE

    Each constructing party will test the fibers in the other party's IRU fibers and conduit to verify that those fibers and conduit are operating according to specifications set forth in this agreement. This testing will take place along the routes and links as cable splicing is completed. If the test results are within the parameters set forth in the agreement, the non-constructing party will give the constructing party written notice of acceptance. Each constructing party will provide the non-constructing party as-built drawings and technical specifications for the fiber, splices, regenerators and other equipment placed in each link.

EXCHANGE OPTION

    We and Touch America may extend the term of the initial IRU leases to 38 years from the completion date of construction, testing and acceptance of both parties systems' by exercising the exchange option. Such option is exercisable by Touch America or us by written notice given within a period of 120 days before the second anniversary of the completion date of construction, testing and acceptance.

COLOCATION, INTERCONNECTION AND MAINTENANCE

    The constructing party will provide the non-constructing party colocation space in secure shelters with power, backup power and alarms, at all optical amplifier, regenerator, junction and point of presence sites. The non-constructing party will pay the constructing party an agreed-upon fee set forth in the agreement for rack space and power.

    The non-constructing party will pay a proportional amount of any repairs needed due to a specific accident or disaster or fiber deterioration that is not due to the constructing party's negligence or willful misconduct, to the extent that the non-constructing party's proportional share based on the number of its fibers relative to the total fibers in the system, is greater than $10,000. The non-constructing party will also pay the other party agreed-upon fees set forth in the agreement for maintenance of the fiber and conduit.

DEFAULT AND TERMINATION

    Neither Touch America nor we will be in default until the other party gives written notice of the default and the defaulting party fails to cure the default within 30 days if the default is capable of being cured within 30 days. If it is not capable of curing within 30 days, the defaulting party will have an extended period of time to cure the default. Events of default include certain insolvency events. Any event of default may be waived by the other party. Upon the failure of the defaulting party to timely cure a default, the other party may correct the default and pursue any legal or equitable remedies for the breach.

OTHER CONDITIONS

    Touch America and we have agreed to indemnify each other for claims and losses due to each party's respective misconduct. A party will not be in default if a delay in performance occurs without its fault and due to certain conditions outside its control. Neither party may assign the agreement without the consent of the other party, which consent may not be unreasonably withheld. Upon termination of the agreement at the end of the term, each party, at its sole cost, will remove its electronics and equipment from the other party's facilities.

AT&T FIBER ACQUISITION AGREEMENT

    On December 9, 2000, our wholly-owned subsidiary PF.Net Corp. entered into a fiber-optic acquisition agreement with AT&T Corp. for the acquisition from AT&T or rights to use approximately 7,200 miles of fiber-optic cable and related point of presence colocation access and services and PF.Net Corp.'s option to have AT&T install up to an additional 7,200 route miles of fiber-optic cable along the same routes in the event AT&T chooses to install additional fibers in those routes. The total cost for this acquisition will be approximately
$111.5 million payable through December 31, 2002 as each link of the network is completed. (See "Our Network-General-Dark Fiber Acquisition" for link mileage and scheduled completion dates.) PF.Net Corp. made the required initial payment of $11.2 million in January 2001. If financing to fund this acquisition is not obtained by June 30, 2001, PF.Net Corp. may choose to cancel the contract, paying a $10.0 million cancellation penalty and retaining the right to acquire fiber assets of its choosing for the initial payment amount.

    If AT&T fails to complete any link within 90 days after the scheduled completion date, it must pay PF.Net Corp. liquidated damages of $75,000 per month, subject to a cap of 5% of the value of the link. If AT&T fails to perform its obligations under the AT&T fiber-optic acquisition agreement after written notice and applicable cure periods, PF.Net Corp. may terminate the AT&T fiber-optic acquisition agreement. If PF.Net Corp. fails to make payments to AT&T within 30 days of the date due or experiences certain insolvency events, AT&T may terminate the fiber-optic acquisition agreement. AT&T may also terminate the agreement for PF.Net Corp.'s failure to perform its other obligations under the agreement after written notice and the lapsing of applicable cure periods.

                               GLOSSARY OF TERMS

access....................................  Telecommunications service that permits long distance carriers to use local exchange facilities to originate
                                            and/or terminate long distance service.

access charges............................  The fees paid by long distance carriers to LECs for originating and terminating long distance calls on the
                                            LEC's local networks.

Asynchronous Transfer Mode (ATM)..........  A cell-based connection-oriented technology that provides a protocol for transmitting multiple traffic
                                            types over high-speed networks.

backbone..................................  A centralized high-speed network that interconnects smaller, independent networks. It is the through-portion
                                            of a transmission network, as opposed to spurs which
                                            branch off the through-portions.

band......................................  A range of frequencies between two defined limits.

bandwidth.................................  The relative range of analog frequencies or digital signals that can be passed through a transmission
                                            medium, such as glass fibers, without distortion. The
                                            greater the bandwidth, the greater the information
                                            carrying capacity. Bandwidth is measured in hertz
                                            (analog) or bits per second (digital).

bit.......................................  A binary unit of information that can have either of two values, 0 or 1.

BGP Communities...........................  Border Gateway Protocol Communities. A defined subset of the global Internet routing table, e.g., Internet routes
                                            from France.

BOC.......................................  Under the terms of the 1982 consent decree resulting in the break-up of the old AT&T "Bell System," the local
                                            exchange activities of AT&T were divested into seven
                                            new, regional holding companies ("RHCs"), and several
                                            dozen "Bell" operating companies within the RHCs. The
                                            Bell operating companies are referred to herein as the
                                            "BOCs." Today, due to merger activity, there are four
                                            RHCs remaining, and the BOCs are listed by name in the
                                            Communications Act. The Act imposes certain restrictions
                                            on the BOCs and their affiliates, including restrictions
                                            on the provision of service between their LATAs and
                                            other areas. The "interLATA" restrictions and other
                                            aspects of BOC regulation are described in the
                                            "Regulation" section of this Report.

broadband.................................  An information (voice, data, etc.) transmission facility providing bandwidth capability, usually greater than 45
                                            Mbps (T-3). A broadband transmission facility is
                                            generally a fiber-optic network which, with appropriate
                                            optical, data communications and internetworking
                                            equipment, can provide DWDM, SONET and IP data as well
                                            as advanced application services.

broadband carrier.........................  Service provider offering broadband services to both carrier and enterprise customers.

CAP.......................................  Competitive Access Provider. A company that provides its customers with an alternative to the local exchange
                                            company for local transport of private line and specific
                                            access telecommunications services.

capacity..................................  The information carrying ability of a telecommunications facility.

carrier...................................  A provider of communications transmission services by fiber, wire or radio.

carrier's carrier.........................  A provider of communications transmission services that specializes in the wholesale provision of
                                            telecommunications bandwidth and services to other
                                            carriers and service providers.

CCITT.....................................  Consultative Committee on International Telegraphy and
                                            Telephony.

cell......................................  For ATM, an information packet consisting of 53 bytes, or octets, of data. Of these, the first 5 constitute the
                                            header: 48 carry the payload.

central office............................  Telephone company facility where subscribers' lines are joined to switching equipment for connecting other
                                            subscribers to each other, locally and long distance.

CLEC......................................  Competitive local exchange carrier. A company that competes with LECs in the local services market.

colocation................................  Refers to carriers or customers placing equipment in an incumbent's POP, op amp or regeneration site. Generally,
                                            service fees for use of the real estate as well as
                                            related services (power, HVAC, etc.) are shared or paid
                                            for to allow the customer to operate its own equipment
                                            on these sites. Colocation sites can be owned by the
                                            incumbent or be leased from other carriers or real
                                            estate companies.

common carrier............................  A government-defined group of private companies offering telecommunications services or facilities to the general
                                            public on a non-discriminatory basis.

conduit...................................  A pipe, usually made of metal, ceramic or plastic, that protects buried cables.

CWDM......................................  Coarse Wave Division Multiplexing. Similar to DWDM but
                                            uses a much broader spectrum with significantly lower
                                            cost lasers. The number of wavelengths per fiber ranges
                                            from four to eight.

dark fiber................................  Fiber that lacks the requisite optical transmission equipment necessary to use the fiber for transmission.

dedicated lines...........................  Telecommunications lines reserved for use by particular customers.

dialing parity............................  The ability of a competing local or toll service provider to provide telecommunications services in such
                                            a manner that customers have the ability to route
                                            automatically, without the use of any access code, their
                                            telecommunications to the service provider of the
                                            customers' designation.

DS-3......................................  A data communications circuit capable of transmitting data at 45 Mbps.

digital...................................  Describes a method of storing, processing and transmitting information through the use of distinct
                                            electronic or optical pulses that represent the binary
                                            digits 0 and 1. Digital transmission/ switching
                                            technologies employ a sequence of discrete, distinct
                                            pulses to represent information, as opposed to the
                                            continuously variable analog signal. This gives
                                            operators significant capacity increases over analog.

DSL.......................................  A term referring to a variety of new Digital Subscriber
                                            Line technologies. Some of these varieties are
                                            asymmetric with different data rates in the downstream
                                            and upstream directions. Others are symmetric.
                                            Downstream speeds range from 384 kbps, or SDSL, to 1.5-8
                                            Mbps, or ADSL.

DWDM......................................  Dense Wavelength Division Multiplexing. High speed version of WDM, which is a means of increasing the
                                            capacity of SONET fiber-optic transmission systems
                                            through the multiplexing of multiple wavelengths of
                                            light. A technique for transmitting more than one light
                                            wave frequency on a single fiber to increase the
                                            information carrying capacity.

enterprise................................  Usually refers to businesses both public and private, but can also refer to select government or other
                                            institutions.

equal access..............................  The basis upon which customers of interexchange carriers are able to obtain access to their Primary Interexchange
                                            Carriers' (PIC) long distance telephone network by
                                            dialing "1", thus eliminating the need to dial
                                            additional digits and an authorization code to obtain
                                            such access.

facilities based carriers.................  Carriers that own and operate their own network and equipment.

fiber miles...............................  The number of route miles installed along a telecommunications path multiplied by the number of
                                            fibers along the path. See the definition of "route
                                            miles" below.

fiber-optics..............................  Fiber-optic technology involves sending laser light pulses across glass strands in order to transmit digital
                                            information. Fiber-optic cable is the medium of choice
                                            for the telecommunications and cable industries.

frame relay...............................  A high-speed, data-packet switching service used to transmit data between computers. Frame Relay supports
                                            data units of variable lengths at access speeds ranging
                                            from 56 kilobits per second to 1.5 megabits per seconds.
                                            This service is well-suited for connecting local area
                                            networks, but is not presently well suited for voice and
                                            video applications due to the variable delays which can
                                            occur. Frame Relay was designed to operate at high
                                            speeds on modern fiber-optic networks.

Gbps......................................  Gigabits per second. A transmission rate. One gigabit equals 1.024 billion bits of information.

ILEC......................................  Incumbent local exchange carrier. A company historically providing local telephone service. Often refers to one
                                            of the Regional Bell Operating Companies (RBOCs). Often
                                            referred to as "LEC" (Local Exchange Carriers).

interconnection...........................  Interconnection of facilities between or among local exchange carriers, including potential physical
                                            colocation of one carrier's equipment in the other
                                            carrier's premises to facilitate such interconnection.

interLATA.................................  Telecommunications services originating in a LATA and terminating outside of that LATA.

Internet..................................  A global collection of interconnecting computer networks which use a specific communications protocol.

IntraLATA.................................  Telecommunications services originating and terminating in the same LATA.

IP........................................  Internet Protocol. A network protocol that allows computers with different architectures and operating
                                            system software to communicate with other computers on
                                            the Internet.

IRU.......................................  Indefeasible right of use. A long-term lease of approximately 10 or 20 years with option periods
                                            thereafter to renew at lower rates, at the option of the
                                            lessee.

ISDN......................................  Integrated Services Digital Network. A standardized all-digital network that integrates voice and data
                                            communications through existing copper wiring.

ISP.......................................  Internet service provider. A company that provides businesses and consumers with access to the Internet.

IXC.......................................  Interexchange carrier. In the United States, a company providing interLATA or long distance services between
                                            LATAs on an intrastate or interstate basis.

Kbps......................................  Kilobits per second. A transmission rate. One kilobit equals 1,024 bits of information.

LAN.......................................  Local area network. A short distance data communications network (typically within a building or campus) used to
                                            link together computers and peripheral devices (such as
                                            printers) under some form of standard control.

LATA......................................  The approximately 200 geographic areas defined pursuant to the Consent Decree between which the BOCs are
                                            prohibited from providing long distance service until
                                            they demonstrate to the FCC and state regulatory
                                            agencies that they have adhered to the
                                            Telecommunications Act's Section 271 14-point
                                            competitive checklist.

leased line...............................  Telecommunications line dedicated to a particular customer along predetermined routes.

LEC.......................................  Local Exchange Carrier. A telecommunications company that provides telecommunications services in a
                                            geographic area in which calls generally are transmitted
                                            without toll charges. LECs include both ILECs and CLECs.

lit fiber.................................  Fiber activated or equipped with the requisite optical transmission equipment necessary to use the fiber for
                                            transmission.

local exchange............................  A geographic area determined by the appropriate state regulatory authority in which calls generally are
                                            transmitted without toll charges to the calling or
                                            called party.

local loop................................  A circuit that connects an end user to the LEC central office within a LATA.

Mbps......................................  Megabits per second. A transmission rate. One megabit equals 1.024 million bits of information.

MPLS......................................  Multi-Protocol Label Switching. A switching standard for the transmission of data at increased speeds. The
                                            concept is based on having routers at the edge of a
                                            communications network and switches at the core of the
                                            network for the faster transmission of data
                                            communications.

MSA.......................................  Metropolitan Statistical Area. Refers to a county or group of adjoining counties that contain at least one
                                            urbanized area of 50,000 inhabitants or more.

multiplexing..............................  An electronic or optical process that combines a large number of lower speed transmission lines into one high
                                            speed line by splitting the total available bandwidth
                                            into narrower bands (frequency division), or by
                                            allotting a common channel to several different
                                            transmitting devices, one at a time in sequence (time
                                            division).

OC........................................  OC is a measure of SONET (Synchronous Optical Network)
                                            transmission optical carrier level, which is equal to
                                            the corresponding number of DS-3s (e.g., OC-3 is equal
                                            to 3 DS-3s (DS-3 service has a bit rate of 45 megabits
                                            per second and typically transmits 672 simultaneous
                                            voice conversations) and OC-48 is equal to 48 DS-3s).

Op amp/regeneration site..................  Optical amplification equipment placed at specified intervals along a fiber-optic network to transmit
                                            optical signals using lasers. Intervals can range,
                                            depending on the equipment manufacturer, from 45 to 65
                                            miles. Regeneration sites include additional optical
                                            internetworking equipment required to improve signal
                                            transmission quality as a result of signal dispersion in
                                            the optical fiber over long distances.

Optical Carrier (OCx).....................  Fundamental unit of measurement used in SONET hierarchy.
                                            OC indicates an optical carrier signal and X represents
                                            increments of 51.84 Mbps. OC-1, OC-3, and OC-12
                                            represent optical transmission rates of 51, 155, 622
                                            Mb/s.

optical wave services.....................  Services that allow a customer exclusive long-term use of a portion of the transmission capacity of a
                                            fiber-optic strand.

packet-switched...........................  A packet is a group of fixed-length binary digits, including the data, call control signals and error
                                            control information. In a packet-switched network, a
                                            transmission channel is occupied only for the duration
                                            of the transmission of the packet.

peering...................................  The commercial practice under which ISPs exchange each other's traffic without the payment of settlement
                                            charges. Peering occurs in both public and private
                                            exchange points.

POP.......................................  Point-of-presence. Locations where a carrier has installed transmission equipment in a service area that
                                            serves as, or relays calls to, a network switching
                                            center of the carrier, or locations in customer
                                            buildings where a carrier has installed electronics
                                            and/or facilities.

private line..............................  A dedicated telecommunications connection between end user locations.

protocol..................................  A formal description of a set of rules and conventions that govern how devices on a network exchange
                                            information. These rules consist of syntax (header
                                            structure), semantics (actions and reactions that are
                                            supposed to occur), and timing (relative ordering and
                                            direction of states and events).

PSTN......................................  Public Switched Telephone Network. That portion of a local exchange company's network available to all users
                                            generally on a shared basis (i.e., not dedicated to a
                                            particular user). Traffic along the public switched
                                            network is generally switched at the local exchange
                                            company's central offices.

RBOCs.....................................  Regional Bell Operating Companies. Originally, the seven local telephone companies (formerly part of AT&T)
                                            established as a result of the AT&T Divestiture.
                                            Currently consists of four local telephone companies as
                                            a result of the mergers of Bell Atlantic with NYNEX and
                                            SBC with Pacific Telesis and Ameritech.

reciprocal compensation...................  The compensation of the CLEC for termination of a local call by the ILEC on the CLEC's network, which is the
                                            same as the compensation that the CLEC pays the ILEC for
                                            termination of local calls on the ILEC's network.

reseller..................................  A carrier that does not own transmission facilities, but obtains communications services from another carrier on
                                            a wholesale basis for resale to the public.

route miles...............................  The number of miles of the telecommunications path in which fiber-optic cables are installed.

router....................................  Equipment placed between networks that relays data to those networks based upon a destination address
                                            contained in the data packets being routed.

ROW.......................................  Rights-of-way, licenses and permits (creating a contractual interest and not an interest in land) from
                                            third-party landowners and governmental authorities
                                            which permit the holder to install conduit and fiber.

SONET.....................................  Synchronous Optical Network. An electronic and network architecture for variable bandwidth products which
                                            enables transmission of voice, data and video
                                            (multimedia) at very high speeds. SONET ring
                                            architecture provides for virtually instantaneous
                                            restoration of service in the event of a fiber cut by
                                            automatically rerouting traffic in the opposite
                                            direction around the ring.

SONET ring................................  Synchronous Optical Network Technology Ring. An
                                            electronics and network architecture for
                                            variable-bandwidth products which enables transmission
                                            of voice, data and video (multimedia) at very high
                                            speeds in the event of a fiber cut by automatically
                                            rerouting traffic in the opposite direction around the
                                            ring.

Substantially complete date...............  Date on which the digging, laying of conduit and pulling of fiber through the conduit have been achieved, in
                                            addition to any necessary remediation of terrain
                                            disturbed during construction.

switch....................................  A sophisticated computer that accepts instructions from a caller in the form of a telephone number. Like an
                                            address on an envelope, the numbers tell the switch
                                            where to route the call. The switch opens or closes
                                            circuits or selects the paths or circuits to be used for
                                            transmission of information. Switching is a process of
                                            interconnecting circuits to form a transmission path
                                            between users.

Synchronous Optical Network (SONET).......  A CCITT standard for synchronous transmission up to multi-gigabit speeds.

T-1.......................................  A data communications circuit capable of transmitting data at 1.544 Mbps.

Tbps......................................  Terabits per second. A transmission rate. One terabit equals 1.024 trillion bits of information.

Telecommunications Act....................  Telecommunications Act of 1996, as amended from time to time.

unbundled.................................  Services, programs, software and training sold separately from the hardware.

unbundled access..........................  Access to unbundled elements of a telecommunications services provider's network including network
                                            facilities, equipment, features, functions and
                                            capabilities, at any technically feasible point within
                                            such network.

VPN.......................................  Virtual private network. Committed (can be dedicated)
                                            circuits or capacities made available on segments of or
                                            across an entire network for a particular customer's
                                            use. This can be made available on a bulk capacity basis
                                            or on an as needed basis.

wavelength................................  Usually refers to (today) a single OC-192 capacity on a single fiber, which is usually denoted by a separate
                                            color to allow simultaneous transmission of multiple
                                            wavelengths on the same fiber at the same time. The
                                            number of wavelengths and the capacity throughput
                                            (OC-192 and above) will vary over time, depending on the
                                            technologies.

web-site..................................  A server connected to the Internet from which Internet users can obtain information.

wireless..................................  A communications system that operates without wires.
                                            Cellular service is an example.

world wide web or web.....................  A collection of computer systems supporting a communications protocol that permits multimedia
                                            presentation of information over the Internet.

xDSL......................................  A term referring to a variety of new Digital Subscriber
                                            Line technologies. Some of these new varieties are
                                            asymmetric with different data rates in the downstream
                                            and upstream directions. Others are symmetric.
                                            Downstream speeds range from 384 Kbps (or "SDSL") to 1.5
                                            to 8 Mbps ("ADSL").

ITEM 2. PROPERTIES

    Our executive and administrative offices are located in Herndon, Virginia and Reston, Virginia, where we lease an aggregate of approximately 50,000 square feet under agreements that expire in August and December 2001, respectively. We also lease approximately 5,000 square feet in Houston, Texas for our construction team under an agreement that expires on December 31, 2002. In addition we maintain an office in Washougal, Washington, where we lease an aggregate of approximately 4,000 square feet under an agreement that expires in June 2004. We also lease approximately 10,000 square feet in Short Hills, New Jersey under an agreement that expires in January 2006. We are currently negotiating the lease of approximately 75,000 square feet of space in Northern Virginia that will serve as our headquarters beginning on or near August 1, 2001. In the ordinary course of our business, we also lease building or warehouse space or, to the extent necessary, have acquired easements to accommodate our regeneration sites and POPs or for storage purposes. Based upon our current operations, we believe that our properties are adequate and suitable for our intended purposes.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we may be party to various legal proceedings arising in the ordinary course of our business. As of the date of this Report, we are currently a party to claims involving employee relations matters. Management believes that the claims are without merit and we intend to vigorously defend against the claims. Resolution of these matters is not expected to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of the security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of the date of this filing, there is no established public trading market for our common stock.

    Our certificate of incorporation authorizes 400,000,000 shares of common stock, par value $0.01 per share, and 1,250,000 shares of preferred stock, par value $0.01 per share. We have designated all of the shares of our preferred stock as Series A senior convertible preferred stock.

    As of March 15, 2001, there were issued and outstanding 80,000,000 shares of common stock and 1,250,000 shares of senior preferred stock after giving effect to the two-for-one stock split of our common stock which occurred on April 3, 2000. We have not issued any other shares of our capital stock.

    With the exception of AT&T, each holder of our outstanding shares of common stock and senior preferred stock and warrants to purchase shares of common stock is a party to a stockholders agreement, dated as of October 29, 1999, as amended, by and among these stockholders and us. See "Security Ownership of Certain Beneficial Owners and Management--Stockholders Agreement" in Item 12 of this Report.

    We have not declared or paid any cash dividends and we presently intend to retain future earnings, if any, to finance the growth and operations of our business. In addition, certain outstanding indebtedness restricts our ability to pay cash dividends. Therefore, the payment of any cash dividends on our common stock is unlikely in the foreseeable future.

COMMON STOCK

    All shares of our common stock now outstanding are fully paid and non-assessable. The holders of common stock:

    - are subject to preferences that may be applicable to the preferred stock, have equal and ratable rights to dividends from funds legally available for distribution, when, as and if declared by our board of directors;

    - are entitled to share ratably in all of the assets of our company available for distribution to holders of common stock upon liquidation, dissolution or winding up of the affairs of our company;

    - do not have subscription or conversion rights (there are no redemption or sinking fund provisions applicable to the common stock); and

    - are entitled to one vote for each share of common stock held on all matters as to which holders of common stock shall be entitled to vote.

    The rights and preferences of holders of common stock are subject to the rights of the preferred stock currently issued and outstanding or issued and outstanding in the future.

SENIOR CONVERTIBLE PREFERRED STOCK

    The senior preferred stock has certain dividend, liquidation, redemption, change of control and voting rights. The senior preferred stock has an initial liquidation preference of $100 per share or $125.0 million in the aggregate. The holders of senior preferred stock are entitled to receive dividends at the rate of 10% per annum compounded quarterly, payable in increases in the liquidation preference of the preferred stock. Each share of senior preferred stock is convertible into shares of our common stock at the option of the holder thereof by dividing the sum of the liquidation preference plus accrued dividends by the conversion price then in effect. The initial conversion price of the senior preferred stock was $5.6250 per share and was adjusted to $2.8125 per share as a result of our two-for-one stock split.

    Each share of senior preferred stock is mandatorily redeemable by us
91 days after the final maturity of the senior notes, at a price equal to the liquidation preference per share of senior preferred stock plus accrued dividends. Holders of the shares of senior preferred stock shall be entitled to the number of votes equal to the number of full shares of common stock into which such shares of senior preferred stock are then convertible. The senior preferred stock shall vote on all matters voted on by holders of common stock, voting together with the common stock as a single class. The number of shares issued upon exercise of the senior preferred stock and the conversion price are subject to anti-dilution adjustments in some circumstances.

    Upon the occurrence of a change of control, other than a change of control that has been unanimously approved by the board members nominated by Odyssey and UBS Capital pursuant to the stockholders agreement, the holders of shares of senior preferred stock shall be entitled to require us to repurchase all or any part of such holder's shares at a purchase price in cash equal to 101% of the aggregate liquidation preference plus accrued dividends. A default in the performance of this covenant will entitle the holders of a majority of the shares of the senior preferred stock to elect a majority of our board of directors.

    In addition, we may not, without the affirmative vote of the holders of a majority of the shares of senior preferred stock:

    (1) alter or amend our certificate of incorporation (including the certificate of designations of the senior preferred stock) or bylaws which adversely affects the rights of the holders of the senior preferred stock,

    (2) effect any authorization, issuance or creation of, or increase in the amount of certain securities that are junior to the senior preferred stock (other than our common stock),

    (3) effect any authorization, issuance or creation of, or increase in the amount of securities that are on parity with the senior preferred stock,

    (4) effect any authorization, issuance or creation of, or increase in the amount of securities that rank senior to the senior preferred stock or

    (5) effect any amendment to the terms of the warrants granted to AT&T, First Union, Odyssey and its co-investors, Koch Telecom Ventures or PF Telecom that adversely affects the holders of the senior preferred stock.

    We may not, without the consent of each affected holder of senior preferred stock, effect an amendment or waiver that:

    (1) alters the voting rights of the senior preferred stock or reduces the number of shares of senior preferred stock whose holders must consent to an amendment, supplement or waiver,

    (2) reduces the liquidation preference of any share of senior preferred stock,

    (3) reduces the conversion rate or the rate of or change of time for payment of dividends on any share of senior preferred stock,

    (4) alter the senior preferred stock's mandatory redemption provisions, or

    (5) make any change in the foregoing amendment and waiver provisions.

REGISTRATION RIGHTS AND PREEMPTIVE RIGHTS

    We have granted registration rights and preemptive rights to certain stockholders pursuant to the stockholders agreement. See "Security Ownership of Certain Beneficial Owners and Management--Stockholders Agreement" in Item 12 of this Report. In addition we have granted registration rights and preemptive rights to AT&T Corp. in connection with the issuance of warrants to AT&T Corp.

SECTION 203 OF THE DELAWARE GENERAL CORPORATION LAW

    We are a Delaware corporation and subject to Section 203 of the Delaware General Corporation Law. Section 203 prevents an "interested stockholder" (defined generally as a person owning 15% or more of a corporation's outstanding voting stock) from engaging in a "business combination" (as defined) with a Delaware corporation for three years following the date such person became an interested stockholder, subject to certain exceptions such as transactions done with the approval of the board of directors and of the holders of at least two-thirds of the outstanding shares of voting stock not owned by the interested stockholder. The existence of this provision would be expected to have an anti-takeover effect, including possibly discouraging takeover attempts that might result in a premium over the market price for the shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 2000 and 1999 and the period from November 30, 1998 (date of inception) through December 31, 1998 are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from our financial records. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Amounts are presented in thousands of dollars, except per share amounts.

                                                                                     PERIOD FROM
                                                                                  NOVEMBER 30, 1998
                                                                                 (DATE OF INCEPTION)
                                                            DECEMBER 31,               THROUGH
                                                       -----------------------      DECEMBER 31,
                                                          2000         1999             1998
                                                       ----------   ----------   -------------------
INCOME STATEMENT DATA
  Revenue............................................  $     250     $     80           $  --
  Loss from operations...............................    (30,973)      (6,161)           (121)
  Net loss...........................................    (86,811)      (8,031)           (121)
  Basic and diluted loss per share:
    Loss from operations.............................      (0.39)       (0.15)          (0.02)
    Net loss.........................................      (1.28)       (0.22)          (0.02)
  Common dividends per share.........................         --           --              --
BALANCE SHEET DATA
  Total assets.......................................    476,741      173,317             414
  Long-term debt(1)..................................    187,041       72,155              --
  Redeemable convertible senior preferred stock(2)...    132,288       36,542              --
  Put warrants.......................................     71,300       25,764              --
  Stockholders' (deficit) equity.....................    (40,078)       9,729             414
STATEMENT OF CASH FLOWS DATA
  Cash provided by (used in) operating activities....      3,382         (274)             --
  Cash used in investing activities..................   (312,906)      (3,037)             --
  Cash provided by financing activities..............    278,251      110,908              --
OTHER FINANCIAL DATA
  Adjusted EBITDA(3).................................    (21,993)      (5,299)           (121)
  Capital expenditures...............................    312,906        3,037              --

------------------------

(1) See Notes 6 and 11 to the consolidated financial statements for a discussion of our long-term debt and notes payable to affiliate.

(2) See Note 7 to the consolidated financial statements for a discussion of our preferred stock offering.

(3) Adjusted EBITDA consists of the net loss before interest expense, net of interest income, income tax expense, depreciation and amortization and the following charges (i) $45.5 million associated with the increase in the fair value of the put warrants for the year ended December 31, 2000, (ii) stock compensation charges of $3.1 million and $446,200 in 2000 and 1999, respectively, (iii) executive signing bonuses totaling $4.2 million incurred in 2000 and (iv) $1.2 million related to the value of the warrants granted to an executive search firm during 2000.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to us. Forward-looking statements can be identified by such words as "anticipates," "believes," "plans," "estimates," "scheduled" and "expects" or similar expressions. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. See "Cautionary Factors That May Affect Future Results" below in this Item 7.

OVERVIEW

    Our goal is to become a leading facilities-based provider of technologically advanced, high-capacity fiber-optic network infrastructure and communications services throughout the continental United States. We initially intend to pursue a broadband carrier strategy by connecting many of the highest volume telecommunications markets in the United States to each other and to the Internet. Our services will include transmission, Internet, data and content distribution services to Internet service providers, telecommunications carriers, corporate and governmental entities and institutional consumers of network capacity. Through joint construction arrangements and fiber and conduit swaps, sales and purchases, we intend to assemble a low-cost, upgradable nationwide fiber-optic network consisting of approximately 11,300 miles with the capability to expand up to approximately 18,500 miles. Through our own constructed and partner provided POPs, our network will have access to over 175 metropolitan areas in the continental United States, including 40 of the top 50 MSAs. We are constructing 6,900 miles of our network, acquiring 4,400 miles through a swap agreement and approximately 7,200 miles may be acquired pursuant to a fiber acquisition agreement with AT&T. The constructed portion of our network will include substantial fiber and empty conduit. We expect to substantially expand our network over time through swaps and sales of fiber and conduit, fiber and conduit acquisitions and additional joint construction arrangements. In addition, we may explore opportunities to expand our business plan both domestically and internationally.

    We are a development stage company and, accordingly, we have a limited operating history. The development, construction and expansion of our network will require significant capital to be invested before any material revenue is generated. We expect to continue to incur significant and increasing operating losses and negative EBITDA while we construct our network and develop our customer base. We expect to generate substantial cash proceeds from dispositions of dark fiber rights in order to finance a portion of our network construction costs. However, we do not anticipate significant revenues from sales of on-net broadband services for at least the next year. In order for us to meet our strategic objectives, we must complete the 6,900 miles of our network according to our build schedule and generate a substantial volume of traffic on our network. In addition, we will rely upon Touch America for timely completion of the segments of our network we will receive from it. See "--Significant Developments in 2000--Touch America Agreement" below.

BUSINESS UPDATE

    We are continuing to increase the number of our employees and the amount of our construction. As of February 28, 2001, we had 174 full-time employees, a 30% increase from the number we had at December 31, 2000. Construction expenditures were approximately $312.9 million during the year ended December 31, 2000, and we anticipate construction spending in the near term will exceed the 2000 level as we continue our network build and begin pulling fiber on our initial constructed routes. We began pulling fiber through conduit in August 2000 and we anticipate that we will light our first route (Houston to Jacksonville) in the second quarter of 2001. This timing will be affected by the finalization of vendor negotiations for optical-electronic, data communications and internetworking equipment. We have experienced some permitting and construction delays on certain routes, but our network build plan is expected to be substantially completed by early 2002. Through February 28, 2001, we have constructed approximately 3,250 miles, obtained permitting for approximately 4,100 miles and engineered approximately 5,200 miles of our network. Our recurring operating expenses currently approximate $3.0 million per month and we anticipate this amount will increase as we continue to bring on new employees and build out our operations. Our EBITDA, or earnings before interest, taxes, depreciation and amortization, is consistent with our business plan for 2001. AT&T is making payments to us for our progressive construction of its portion of our network. Touch America is also making payments to us for our progressive construction of network links that will be swapped with them pursuant to our swap agreement with them.

    As of February 28, 2001, we had eight primary communications services customers to whom we resell capacity that we purchase from AT&T. We are pursuing additional resale customers and we plan to migrate these and other potential customers to our network upon its completion on a segment-by-segment basis. In October 2000, we closed our second dark fiber disposition for over $9 million and are continuing to pursue a number of dark fiber sales opportunities. We expect to account for this transaction upon its completion in 2001 in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 43, Real Estate Sales, an Interpretation of FASB Statement No. 66.

    We are currently evaluating optical-electronic, data communications and internetworking equipment vendors and their products. We anticipate selecting equipment providers during the first half of 2001 to allow us to begin lighting our first route(s) in the second quarter of 2001. This timetable could be affected by the vendor negotiations which are near conclusion.

SIGNIFICANT DEVELOPMENTS IN 2000

TOUCH AMERICA AGREEMENT

    During February 2000, we entered into a conduit and fiber-optic swap agreement with Touch America. Pursuant to this agreement, we will swap a portion of our conduit and fiber in return for a cash payment of approximately
$48.5 million and a portion of conduit and fiber from the Touch America fiber network. The cash payment of $48.5 million is subject to adjustment upon the occurrence of certain events. The term of the agreement is 18 years with an option to extend an additional 20 years. Once we and Touch America complete the construction of our networks under the Agreement, the swap transaction will occur.

ASSIGNMENT AND AMENDMENT OF CREDIT AGREEMENT

    Effective March 31, 2000, all of the commitments under our credit agreement with Lucent were assigned to First Union National Bank and the credit agreement was amended. As amended, the First Union Credit Agreement provides for, among other things, that availability thereunder may be increased to $475.0 million if we receive additional commitments for $125.0 million from other independent sources. Borrowings under the Credit Facility bear interest, at our option, at the following rates per annum: (i) LIBOR plus an applicable margin ranging between 3.25% to 4.25% per annum based on our consolidated leverage ratio or
(ii) a base rate, which is equal to the greater of (a) the current prime rate of certain banks, or (b) the current U.S. Federal Funds Rate plus 0.5% per annum, plus an applicable margin, ranging between 2.00% to 3.00% per annum based on the status of certain financial leverage ratios. The Credit Facility matures on December 31, 2006 and borrowings must be repaid beginning in September 2002. As of December 31, 2000, no borrowings had occurred under the Credit Facility.

COMMON STOCK SPLIT

    Effective April 3, 2000, our Board of Directors approved a 2-for-1 split of Velocita Corp.'s common stock.

UNITS OFFERING

    On May 10, 2000, we completed the private placement of 225,000 units consisting of 13.75% senior notes payable ("Senior Notes"), with a stated principal amount of $225.0 million, and warrants to purchase 8,296,296 shares of our common stock for $0.01 per share. The estimated value of the warrants, $53.1 million, has been reflected as a debt discount with a corresponding increase to warrants. The debt discount is being amortized over the ten-year term of the Senior Notes. We utilized approximately $66.7 million of the net proceeds to repay the outstanding borrowings under our interim credit facility. In connection with the repayment of amounts due under the interim credit facility, all warrants granted pursuant thereto were canceled. As a result of the debt repayment we wrote off approximately $9.0 million in deferred financing costs associated with the interim credit facility.

AMENDMENT TO AT&T NETWORK DEVELOPMENT AGREEMENT

    On December 9, 2000, we entered into an amendment to the original AT&T network development agreement whereby we will construct approximately 1,200 additional miles of the AT&T next generation network. This expanded agreement will increase our joint construction with AT&T to approximately 6,200 miles. The additional miles are anticipated to be complete by December 2002 and AT&T will pay us an aggregate of approximately $300.0 million for a portion of the construction costs.

AT&T FIBER ACQUISITION AGREEMENT

    On December 9, 2000, we entered into an agreement with AT&T to acquire approximately 7,200 miles of fiber-optic cable. The agreement also allows us to increase our fiber count along substantially all of the purchased routes at an incremental cost to us. The total cost for this acquisition will be approximately $111.5 million payable through December 31, 2002 as each link of the network is completed. We made an initial payment pursuant to this fiber acquisition agreement of approximately $11.2 million in January 2001. The acquisition of this dark fiber adds 8 of the top 30 metropolitan areas in the continental United States, including the cities of San Francisco, Seattle, Portland, Pittsburgh, Cleveland, Boston, Miami and Tampa to our network. We are currently evaluating financing opportunities to fund this acquisition; however, if additional financing is not obtained, we may choose to cancel the contract. In the event of cancellation, we will owe a $10.0 million cancellation penalty; however, the initial deposit could be used to acquire assets of our choosing at predetermined prices.

RETENTION OF MANAGEMENT TEAM

    On March 31, 2000, we entered into an employment agreement with our former president and chief operating officer. The agreement provided for the issuance of 2,800,000 stock options at exercise prices of $2.8125 per share (800,000 stock options) and $6.40 per share (2,000,000 stock options). Effective
December 31, 2000, we entered into a separation agreement with the chief operating officer whereby 75% of the options granted in the initial employment agreement were terminated and the remaining 25% were immediately vested. We recognized compensation expense of $2,228,000 related to the employee's stock options in connection with this separation agreement. The former officer will be retained as a consultant through December 31, 2001 at a monthly cost of $5,000. We will also pay the former officer a total of $800,000 in monthly installments through December 31, 2002 and a pro rated bonus of $300,000 related to services performed during the year ended December 31, 2000.

    On April 12, 2000, we entered into an employment agreement with the President of PF.Net Network Services, Inc., a subsidiary of Velocita Corp. The agreement provides for base compensation over the initial four-year term of not less than $400,000 per annum and includes a bonus provision based upon the achievement of pre-established performance goals. In addition, the agreement provides for the issuance of options to purchase 2,800,000 shares of our common stock at exercise prices of $2.8125 per share (800,000 stock options) and $6.40 per share (2,000,000 stock options).

    On May 30, 2000, we retained our Chairman of the Board pursuant to a three-year agreement entitling the Chairman to a fee of $400,000 per annum, subject to adjustment upon the occurrence of certain events. In addition, the agreement provides for the issuance of options to purchase 4,200,000 shares of our common stock at an exercise price of $6.40 per share.

    On September 7, 2000, we entered into an employment agreement (represented by a summary term sheet) with our Chief Executive Officer. The agreement provides for base compensation over the initial four-year term of not less than $500,000 per annum and includes a bonus provision that is based upon the achievement of pre-established performance goals. In addition, the agreement provides for the issuance of options to purchase 4,000,000 shares of our common stock at an exercise price of $6.40 per share.

    In September 2000, we hired a President of Internet and Advanced Data Services who is now the Chief Technology Officer. With this hiring, we expanded our emphasis on data and Internet services, including high speed Internet access, data services, virtual private networks and other broadband related services, to complement our original business plan and physical network.

    We have entered into several other employment agreements with members of the senior management team. See "Executive Compensation--Employment and Similar Agreements" in Item 11 of this Report.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivatives and Hedging Activities. This statement, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We were required to adopt SFAS No. 133 on January 1, 2001 and its adoption did not have a significant impact on our financial position or results of operations.

    In June 1999, the FASB issued Interpretation No. 43, Real Estate Sales, an Interpretation of FASB Statement No. 66, which is effective for transactions entered into after June 30, 1999. This interpretation considers dark fiber as integral equipment, and to obtain sales-type lease accounting on fiber sale or lease transactions, title must transfer to the purchaser or lessee. Transactions in which title does not transfer must be accounted for as operating leases and revenue will be recognized over the term of the agreement. The Interpretation does not affect cash flows from dark fiber sales, leases, or IRUs, however, we expect that this will require a substantial amount of deferred revenue being recorded. Authoritative accounting guidance is evolving and any changes in the authoritative guidance could affect accounting for revenue and expenses associated with future transactions.

    On March 31, 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25. This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on our results of operations and financial position was not material, but its application may have a material impact on future accounting for stock compensation transactions.

    In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements and its application is retroactive to January 1, 2000. The adoption of SAB 101 during 2000 did not have a material impact on our financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATIONS

    The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

REVENUES

    Over the next two years, we expect to generate substantial cash proceeds from sales, long-term leases and IRUs of dark fiber and conduit as well as swaps of dark fiber and conduit in which we receive cash as a portion of the consideration. These dark fiber and conduit sales, leases and IRU agreements typically require the customer to pay for the dark fiber or conduit with a down payment due upon execution of the agreement with the balance payable upon delivery and acceptance of the fiber or conduit by the customer. Grants of rights in dark fiber and conduit generally provide the customers with the risks and benefits of ownership. In many cases, however, we will retain title to the fibers or conduit and rights-of-way and control over physical access to the cable containing the fibers or conduit in order to protect the integrity of the fibers used by us or other customers. Consequently, the agreements granting rights in dark fiber will likely obligate us to provide maintenance services for the cable. In return, we may require the customer to pay us for providing such maintenance services during the term of the agreement. Dark fiber customers may also elect to use equipment space to colocate optical-electronic equipment and related services, such as power, provided by us along the route of the dark fiber. We expect to receive additional revenue for these ancillary services.

    Until recently, some lessors of dark fiber under sales-type leases and IRUs recognized all of the proceeds received as revenue at the time of delivery and acceptance of the fiber. However, in June 1999, the FASB issued Interpretation No. 43, Real Estate Sales, an Interpretation of FASB Statement No. 66. Under this interpretation, dark fiber in the ground is considered integral equipment and accordingly, title must transfer to a lessee in order for a lease or IRU transaction to be accounted for as a sales-type lease. As a result, sales-type lease accounting, except under specific and unusual circumstances unlikely to apply to us, will no longer be appropriate for dark fiber leases or IRUs. These transactions will be accounted for as operating leases unless title transfers to the lessee, meaning that revenue recognition will occur over the term of the lease or IRU, regardless of when the cash is received. We expect that the substantial majority of our dispositions of dark fiber or conduit will be accounted for as operating leases.

    As we continue to construct, develop, complete and expand our network, we will add the optical transmission equipment necessary to provide wholesale bandwidth services to telecommunications carriers and other customers along the completed segments of our network. These bandwidth services will include:

    - optical wave services, which allow a customer exclusive long-term use of a "window" of transmission capacity of a fiber-optic strand;

    - broadband services, which are dedicated direct connections between customer locations or between the customer and the Internet and allow a customer the use of a portion of the transmission capacity of a window;

    - IP data services, which will allow customers that do not require a fixed amount of capacity on a continuous basis to purchase lesser amounts of capacity on an intermittent basis; in addition, support service functions for both traffic and access management will be offered;

    - outsourcing services, where a customer outsources the maintenance and operation of the customer's equipment connected to dark fiber, windows and broadband services to us; and

    - colocation and maintenance services marketed to our bandwidth services customers.

    Optical wave services will typically be provided under agreements having terms ranging from 10 to 20 years. Pricing of these services will generally be based on the amount of transmission capacity reserved for the customer and will generally be paid in full at the time the capacity is first made available to the customer, depending on the size and scale of the agreement. Our broadband and IP data services will typically be provided under capacity service agreements having terms ranging from months to several years. Pricing will generally be based on the amount of capacity reserved by the customer and other factors, and will generally be governed by a form of agreement which requires minimum payments regardless of the amount of service used. Other select IP services (traffic and access management) will likely be billed based on usage or pre-determined agreements with usage-based factors. Our outsourcing services will generally be provided under agreements with a term of one year or longer. Pricing of our outsourcing services will be based on the amount of usage by the customer. We expect that customers will typically be billed for broadband, IP data, outsourcing, colocation and maintenance services on a monthly basis and that the agreements will generally have payment terms of 30 days. Pricing is expected to fluctuate based on market conditions.

    We have entered into an agreement with AT&T that permits us to resell AT&T's services. We may enter into similar relationships with other broadband providers and telecom carriers. We intend to resell broadband service on a select basis in order to establish relationships with key customers prior to the completion of our network with a view to migrating these customers, if appropriate, to our network upon its completion. Following the completion of our network, we do not expect reselling to be a significant source of revenue.

EXPENSES

    During the construction phase of our network build-out, our major expenditures will consist of:

    - network build costs (including conduit and fiber installation, engineering and construction);

    - site preparation costs (including permitting and rights of way acquisition and perfection for telecommunication use);

    - fiber and conduit costs; and

    - costs of optical-electronic equipment and data access equipment.

    These costs will be capitalized as incurred.

    Our principal operating expenses will consist of network operating costs, selling, general and administrative expenses, depreciation and amortization expenses and interest expense.

    We expect that our principal network operating costs will be:

    - salaries and benefits associated with network operations personnel;

    - network design and planning costs;

    - costs to interconnect and terminate traffic with other network providers;

    - back-up or redundancy circuits and local access connections;

    - network maintenance and support costs;

    - real estate rental expenses for access offices, colocation and other sites; and

    - charges from IXCs for resale of broadband services.

    We expect that our selling, general and administrative expenses will consist primarily of:

    - sales and marketing efforts;

    - customer care personnel and customer support costs;

    - corporate, legal and finance costs; and

    - information services and other support costs.

    We expect that our depreciation and amortization expenses will consist primarily of depreciation of the fiber and equipment that comprise our network and amortization of intangible assets. We expect depreciation and amortization expenses to increase substantially during 2001 and 2002 as we complete the build-out of our network and begin offering our customers bandwidth and IP data services.

    Interest expense will consist primarily of the interest expense associated with the Credit Facility, the Senior Notes and the Koch Note. Interest expense will increase throughout 2001 and later years as we increase our borrowing to finance our business plan.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Communications revenue related to private line resale increased 213% from $79,900 during 1999 to $249,900 during 2000. The increase in revenue was attributable to a higher number of customers and an increase in circuits to existing customers as a result of increased sales efforts during the year.

    Access and network operations costs increased from $56,300 during the year ended December 31, 1999 to $2.1 million during the year ended December 31, 2000. The increase was primarily due to higher salary and recruiting costs as we increased the number of network operations personnel. Non-cash stock compensation expense contributed $488,200 of the increase and $175,100 of the increase was attributable to the higher number of resale customers and the access costs associated with the additional revenue.

    Selling, general and administrative costs increased 394% from $5.8 million for the year ended December 31, 1999 to $28.5 million for the year ended December 31, 2000. Of this increase, $8.0 million was attributable to the growth in headcount during the year from 16 employees as of December 31, 1999 to 89 employees as of December 31, 2000. In addition, hiring costs of approximately $5.4 million were incurred in connection with the hiring of select senior executives. We also incurred higher expenses in connection with our system implementations, employee related, legal and other costs of $9.3 million, which were not incurred during 1999. Of the above amounts, non-cash charges were incurred related to employee stock compensation and warrants issued to a recruiting firm for selling, general and administrative employees totaling
$2.6 million and $1.1 million, respectively, during 2000 compared to a total of $446,200 incurred during 1999.

    Depreciation and amortization increased 37% from $415,700 during the year ended December 31, 1999 to $569,300 during the year ended December 31, 2000. This increase was caused largely by additional purchases of computers and equipment as we increased our employee headcount during 2000.

    During the year ended December 31, 2000, we recorded a charge of $45.5 million related to the change in the fair market value of the put warrants granted to AT&T, in accordance with Emerging Issues Task Force ("EITF")
No. 96-13, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK. Future changes in the fair value of the put warrants will be recognized in earnings during the period in which they occur.

    Interest income increased from $988,400 during the year ended December 31, 1999 to $10.8 million for the year ended December 31, 2000. This increase was caused by an increase in the average balance of cash and cash equivalents following (i) the private placement of our preferred stock in the first and second quarters of 2000, resulting in net proceeds to us of approximately
$80.3 million, (ii) the high yield debt offering of $225 million completed during May 2000 and (iii) higher interest rates on investments in 2000 compared to 1999.

    Interest expense increased from $2.9 million for the year ended
December 31, 1999 to $21.1 million, net of $24.6 million capitalized to network construction costs, for the year ended

December 31, 2000. The increase was caused by (i) $19.8 million related to the Senior Notes, (ii) the incremental amortization of deferred financing costs, debt discounts and warrants during 2000 of $7.2 million, (iii) $1.1 million additional interest expense on the interim credit facility that was outstanding for over four months in 2000 and only two months during 1999, (iv) the write-off of $9.0 million of financing costs related to the interim credit facility,
(v) increase in commitment fees of $4.4 million associated with the Credit Facility, and (vi) incremental interest on the note payable to Koch Telecom Ventures of $1.3 million, which is a non-cash expense added to the principal of the note payable.

    Our net losses continue to reflect our development stage status and future recovery of tax losses remains uncertain. If we are able to carry these losses forward, future tax amounts owed will be lower due to these loss carryforwards.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO PERIOD FROM NOVEMBER 30, 1998 (DATE OF
  INCEPTION) TO DECEMBER 31, 1998

    Prior to January 1999 we did not have any revenues. In 1999 we began operations with the resale of a private line for data transmission. Revenues from this resale amounted to $80,000 in 1999.

    We incurred access and network operations expenses of $56,000 to support this resale. Selling, general and administrative expenses increased from $121,000 in 1998 to $5.8 million in 1999 as we incurred start-up expenses in connection with the preparation and financing of our business plan. Depreciation and amortization expenses increased from an immaterial amount in 1998 to $416,000 in 1999, largely reflecting the depreciation of furniture, equipment and leasehold improvements.

    Interest expense increased from zero in 1998 to $2.9 million in 1999, consisting primarily of (i) $1.7 million for interest on the interim credit facility, (ii) $875,000 in availability fees for the Credit Facility and
(iii) $231,000 for interest on the note payable to Koch Telecom Ventures. Interest on the Koch Note is added to the principal. We earned interest income of $988,000 from investing the proceeds of the issuance of equity and the funds received from the interim credit facility. Net losses reflect our development stage status, however, future recovery of tax losses is not yet certain. We expect our future tax liabilities to be lower due to these loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 2000, our net cash decreased by $31.3 million. Primary cash sources and uses were as follows. We received
$80.3 million from the sale of redeemable convertible senior preferred stock to Odyssey Investment Partners and its co-investors and the gross proceeds of $225.0 million from the units offering offset by the repayment of the interim credit facility of $66.7 million and capital expenditures of $312.9 million for the construction of the network. We also received $48.6 million in cash from AT&T pursuant to our AT&T network development agreement and $13.6 million in dark fiber proceeds, including $11.1 million in cash from Touch America pursuant to our swap agreement with them. These cash increases were offset by cash used for operations, selling, general and administrative costs, interest costs and financing fees aggregating approximately $19.2 million. Cash on hand and the unused commitments under the Credit Facility provided us with approximately $426.3 million of funds available as of December 31, 2000.

    The continued development of our network will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues are realized. These expenditures, along with the associated early operating expenses, will result in substantial negative operating cash flow and substantial net operating losses for at least the next 18 months and capital expenditures, debt service obligations and other cash needs will continue to exceed cash from operations as we expand and enhance our network.

    Since inception, our primary funding sources to support the network buildout plan include the following:

    - PREFERRED STOCK AND EQUITY INVESTMENT. Upon the completion of the units offering, we received all of the preferred stock funds committed by Odyssey and the other co-investors of approximately $125 million. In addition, we had previously received funds, services and materials valued at approximately $8.6 million from PF Telecom Holdings, LLC and Koch Telecom Ventures as an equity contribution.

    - THE CREDIT FACILITY. Our wholly owned subsidiary, PF.Net Corp., will borrow funds under its $350 million Credit Facility with First Union National Bank as and when needed. The Credit Facility consists of $200 million in term loans and a $150 million revolving credit facility. The term loans are available for borrowing by PF.Net Corp. until April 29, 2002 in amounts not greater than 125% of the aggregate purchase price of products and services purchased from vendors for use in connection with the network. Any remaining percentage of the term loan availability that is above 100% but less than or equal to 125% of that aggregate purchase price and the $150.0 million revolving credit facility (which became available to PF.Net Corp. upon the consummation of the units offering and the funding of the remainder of the Odyssey preferred stock investment) may be used for capital expenditures associated with our network development, for operating expenses related to the network and other working capital expenses and for payment of interest on our indebtedness, all in accordance with our annual business plan.

    An additional $125.0 million of term loans (in addition to the $350.0 million Credit Facility already available) will become available to PF.Net Corp. under the Credit Facility if we receive additional commitments for that amount from other independent sources. Borrowings under the Credit Facility bear interest, at PF.Net Corp.'s option, at the following rates per annum:
(i) LIBOR plus an applicable margin ranging between 3.25% to 4.25% per annum based on PF.Net Corp.'s consolidated leverage ratio or (ii) a base rate, which is equal to the greater of (a) the current prime rate of certain banks or
(b) the current U.S. federal funds rate plus 0.5% per annum, plus an applicable margin, ranging from 2.00% to 3.00% per annum based on PF.Net Corp.'s consolidated leverage ratio. At December 31, 2000, PF.Net Corp. had no outstanding borrowings under the Credit Facility. Through March 7, 2001, PF.Net Corp. borrowed $100.0 million, $75.0 in term loans and $25.0 under the revolver, under the Credit Facility at an average interest rate of approximately
9.75 percent. The Credit Facility matures on December 31, 2006.

    - THE UNITS OFFERING. On May 10, 2000, we completed the private placement of 225,000 units consisting of 13.75% senior notes with a stated principal amount of $225.0 million and warrants to purchase an aggregate of 8,296,296 shares of our common stock for $0.01 per share. We received $225.0 million in gross proceeds from the sale of the units. The estimated value of the warrants, $53.1 million has been reflected as a debt discount with a corresponding increase to warrants. The debt discount is being amortized over the ten-year term of the senior notes. We utilized approximately $66.7 million of the net proceeds to repay all of the outstanding borrowings under the interim credit facility. In connection with the repayment of amounts due under the interim credit facility, all warrants granted pursuant thereto were canceled. We have written off approximately $9.0 million in deferred financing costs as a result of this debt repayment.

    - JOINT CONSTRUCTION. We plan to use joint construction contracts to decrease our construction costs. Under the AT&T network development agreement, we expect to receive approximately $300.0 million of payments from AT&T for construction of the 6,200 miles contemplated by the agreement. We have received approximately $71.3 million of these payments through December 31, 2000.

    - PROCEEDS FROM ASSET SALES, INCLUDING SWAPS, LEASES AND IRUS OF DARK FIBER AND CONDUIT. We expect to generate substantial cash proceeds from dispositions of dark fiber and conduit rights through the end of 2002, including approximately $48.5 million from the Touch America swap. The majority of these proceeds will be applied to the construction and operation of our network. We plan to sell, grant IRUs or lease potentially up to 48 fibers in each mile of our constructed network. We have agreed with AT&T to jointly sell, grant IRUs, lease or swap up to 96 fibers on the portion of our network to be built pursuant to the AT&T network development agreement. We will each contribute 48 fibers to these joint dispositions. In addition, conduit or other assets may also be sold or leased.

    - VENDOR FINANCING. We plan to finance the cost of certain fiber-optic and related data equipment through vendor financing arrangements. We are currently negotiating with selected vendors to obtain financing as part of our equipment purchase agreements that we plan to enter into with them. These financing agreements may include additional equity, debt and/or revolving credit terms over and above the amount required to purchase equipment and services. We anticipate finalizing our equipment vendor selection during the second quarter of 2001. These vendor financing agreements, combined with other sources described above, will support and allow us to expand our network from our original network build of 11,300 miles to approximately 18,500 miles.

    We expect that the total sources of funding described above from January 1, 2001 through December 31, 2002 will be approximately $1.3 billion.

    We expect that our primary cash uses over the next two years will consist primarily of the following:

    - NETWORK BUILD COSTS. Our primary anticipated cash need is funding capital expenditures for network build costs. We estimate that during the period from January 1, 2001 through December 31, 2002, we will spend approximately $1.1 billion to construct and light substantially all of the 18,500 miles of our network, assuming the 6,900-mile portion of our network consists of an average of 132 fibers per route mile. This cost increase from our 11,300-mile network plan is due primarily to increased construction, optical-electronic, data communications and internetworking equipment on the additional 7,200-mile planned fiber acquisition as well as an increase in the average fiber count from 96 fibers to 132 fibers. Our construction is being performed under construction contracts with third parties that include liquidated damage provisions and penalties if such construction is not completed within specified timeframes.

    - DEBT SERVICE PAYMENTS. We estimate that during the period from January 1, 2001 through December 31, 2002, we will pay approximately $150 million in interest. These projections are based on our revised planned expansion. In the event that we do not expand as quickly, our projected costs will be reduced, consistent with our existing financial facilities and current available funding sources.

    - OPERATING LOSSES. Over the next two years we expect to generate substantial operating losses.

SUMMARY

    We believe that the net proceeds from the units offering and the Odyssey preferred stock investment, borrowings and additional availability under the Credit Facility, proceeds from dispositions of dark fiber, proceeds received under joint construction contracts, cash on hand, and our planned vendor financing, which we are currently negotiating, will be sufficient to satisfy our anticipated cash requirements of approximately $1.3 billion from January 1, 2001 through December 31, 2002 for substantially all of our 18,500-mile build and initial light plan. We have scaled our anticipated operations and expenditures in line with the expansion noted above. In the event that we do not secure additional financing, we may cancel our 7,200-mile expansion plan, and would accordingly reduce planned expenditures (equipment, fiber, other infrastructure and operating costs).

    We cannot confirm that our capital needs will not exceed the amounts we have estimated, that our construction costs or operating losses will not be larger than we currently anticipate, that cash received from dark fiber dispositions will be at the levels we currently expect, that we will be able to finance changes to our 11,300-mile plan, that we will be able to obtain the necessary funds under the Credit Facility or from the sources described above or at all, or that we will be able to meet debt covenant requirements. If we raise additional capital through a debt or vendor financing, our interest expense will increase and we may become subject to more restrictive covenants. If we issue additional equity, the ownership interest represented by our existing equity interests, including the warrants issued in the units offering, may be diluted.

    Increases in interest rates could have a material impact on our ability to pay interest on variable rate debt that we may obtain under the Credit Facility. In addition, our ability to expand our business and enter into new customer relationships may depend on our ability to obtain additional financing for these projects. To the extent that we expand the scope of our network beyond the planned 18,500 miles or into international markets, we will need additional capital. Continued weakness in the capital markets for telecommunications companies and weakness in the United States economy could materially affect our ability to obtain additional financing or impact our business growth projections.

    We are currently a party to claims involving employee relations matters. Management believes that the claims are without merit and we intend to vigorously defend against the claims. Resolution of these matters is not expected to have a material adverse effect on us.

INFLATION

    Inflation has not significantly affected our operations since our inception.

               CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

    This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Forward-looking statements can be identified by such words as "anticipates", "believes", "plans", "estimates", "scheduled" and "expects" or similar expressions. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. We make these forward-looking statements in reliance on the safe-harbor protections provided under the Private Securities Litigation Reform Act of 1995.

    These forward-looking statements include, among others, statements concerning:

    - Our plan to increase substantially our communication and IP data services business and to expand the range of services that we offer (the "Business Plan"), our advantages and our strategy for implementing the Business Plan;

    - Anticipated growth of the telecommunications industry;

    - Plans to devote significant management time and capital resources to our business;

    - Expectations as to our future revenues, margins, expenses and capital requirements;

    - Anticipated dates on which we will begin providing certain services or specific milestones in the Business Plan; and

    - Other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

    These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

    - Achieve and sustain profitability based on the creation and implementation of our advanced facilities-based communications network based on Internet protocol technology;

    - Overcome significant early operating losses;

    - Produce or obtain sufficient capital to fund our business and future operating losses;

    - Develop financial, management and operating controls to manage costs and rapid growth;

    - Attract and retain qualified management and other personnel;

    - Install on a timely basis the switches/routers, fiber-optic cable and associated electronics required for successful implementation of the Business Plan;

    - Develop and implement effective business support systems for processing customer orders and provisioning; and

    Other factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

    - Given the recent erosion in capital markets during the last six months, many companies are facing constraints in their cash flows and capital raising ability, which may affect their ability to buy both dark fiber and lit fiber capacity. This adverse market condition may affect all fiber-optic companies, including ours.

    - Changes in general economic conditions in the United States and changes in federal or state laws and regulations to which we are subject, including, but not limited to, tax, environmental and employment laws and regulations.

    We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. For a complete discussion of the risks that may affect matters referred to in any forward-looking statements, please refer to our Registration Statement on Form S-4 filed with the Securities and Exchange Commission effective July 17, 2000 (File No. 333-39646). These risk factors are summarized below.

RISK FACTORS

    - LIMITED HISTORY OF OPERATIONS--We are a development stage company with a limited operating history upon which to evaluate our historical or planned performance.

    - SUBSTANTIAL AND CONTINUING OPERATING LOSSES--We are generating substantial operating losses and we expect continued operating losses while our network is being built.

    - SUBSTANTIAL LEVERAGE--Our substantial debt, including related interest payments and covenants restricting our operations, could adversely affect our financial condition and results of operations.

    - NEED FOR ADDITIONAL CAPITAL--We will need additional capital as we expand our network beyond the initial 11,300 miles. Unless we elect to cancel the AT&T fiber acquisition agreement, we estimate that the 7,200-mile expansion contemplated by the AT&T fiber acquisition agreement would require substantial additional capital which we are currently negotiating. See "--Liquidity and Capital Resources" above in this Item 7.

    - DEPENDENCE ON DARK FIBER SALES--Our current financing plan depends on our ability to generate substantial proceeds over the next two years from sales, leases, swaps or grants of IRUs of dark fiber, conduit and bandwidth. Under the terms of our Credit Facility, we are required to generate proceeds from dark fiber dispositions in the amounts and prior to the dates specified in the Credit Facility. Our inability to sell dark fiber or bandwidth in the amounts included in our current projections or as specified in the Credit Facility would have a material adverse affect on our liquidity.

    - CONSTRUCTION DELAY--If we are unable to complete the construction of the 6,900-mile constructed portion of our network on time and in a cost-effective manner, we may not be able to generate revenues at the margins we currently expect. If the delays in our construction are significant enough, AT&T has the right to terminate our network development agreement, which in turn could have a material adverse effect on our business, operations, financial condition and liquidity.

    - IMPORTANCE OF CERTAIN AGREEMENTS--We depend on our agreements with, and payments from, AT&T for the completion of our entire network. We also intend to use dispositions of fiber and conduit constructed in connection with the network development agreement as a financing source. We will also depend on the AT&T fiber acquisition agreement to expand our network from 11,300 miles to approximately 18,500 miles and on the Touch America agreement for 4,400 miles of our initial 11,300-mile network. Our inability, or the inability of each of AT&T or Touch America to perform its obligations under these agreements, respectively, could have a material adverse affect on our financial condition.

    - NEED FOR RIGHTS OF WAY--A failure to obtain or maintain appropriate rights of way could delay the completion of the network and increase its cost.

    - RISK OF NETWORK FAILURE--Network disruptions could adversely affect our operating results.

    - PRICING PRESSURES--We anticipate that prices for fiber assets will decline. If pricing pressure is greater than we anticipate, it could have a material adverse affect on our liquidity.

    - RISKS OF TECHNOLOGICAL CHANGE--New technologies could reduce the demand for fiber-optic systems.

    - RISKS ASSOCIATED WITH GROWTH--Our inability to implement our business strategy and manage our growth could cause significant delays in the completion of our network.

    - DEPENDENCE ON SUBCONTRACTORS--We have contracted with third parties for substantially all of the engineering and construction needed for the 6,900-mile constructed portion of our network. The failure of our subcontractors to perform could adversely affect us.

    - DEPENDENCE ON SUPPLIERS--The loss or unreliability of key sources of supply and related support services could adversely affect us.

    - EXTENSIVE REGULATION--Regulatory matters could impact our ability to conduct our business. Please refer to "Regulation" included in Item 1 of this Report for more information.

    - COMPETITION--Our business is very competitive and increased competition could adversely affect us. Please refer to "Competition" included in Item 1 of this Report for more information.

    - RELIANCE ON KEY PERSONNEL--The loss of one or more of our key senior executives could impair our ability to implement our strategy.

    - DEVELOPMENT OF BILLING, CUSTOMER SERVICE AND MANAGEMENT INFORMATION SYSTEMS--If we do not successfully install and operate billing, customer service (including provisioning, maintenance and monitoring) and other management information systems, we may not be able to effectively support the business.

    - MARKET DOWNTURN--Recent deterioration in the capital markets sector, including the telecommunications industry, may adversely affect our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    We have interest rate exposure related to the Credit Facility. Borrowings under that facility bear interest at rates that fluctuate with changes in short-term interest rates. The Credit Facility requires us to hedge the risks related to interest rate movements through the use of interest rate protection agreements or other derivative instruments and as necessary to ensure that at least 50% of our consolidated indebtedness either bears interest at a fixed rate or is protected against interest rate fluctuations by a hedging agreement that fixes or limits our interest cost. As all of the interest on the Senior Notes is at a fixed rate and we had no borrowings as of December 31, 2000 under the Credit Facility and term loan, no interest rate hedging is currently required. We may choose to manage our risk associated with interest rate movements through an appropriate balance of fixed and variable rate obligations as described above. To maintain an effective balance of fixed and variable obligations, we may elect to enter into specific interest rate swaps or other derivative instruments as we deem necessary.

MARKET RISK

    We have market risk exposure related to put warrants. We issued warrants to purchase 14,141,414 shares (subject to adjustment upon the occurrence of certain events) of the Company's common stock at $2.8125 per share. In the event that the Company does not complete an initial public offering by October 29, 2004, the holder of the warrants shall have the right to require us to repurchase the unexercised shares at the difference between the warrant exercise price and the fair market price of our common stock on the date of repurchase. If the Company is unable to pay cash or if debt terms prohibit payment of cash for the repurchase, the Company will use commercially reasonable efforts to provide substitute consideration, including subordinated indebtedness or preferred equity. We recognize changes to the fair market value of the put warrants in earnings. Changes in the fair value of our common stock affect the fair value of the put warrants. Such changes could have a material effect on our financial position and results of operations. At December 31, 2000, the fair value of the put warrants was $71.3 million, determined using the Black-Scholes option pricing model.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements for Velocita Corp. and Subsidiaries appear in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to our executive officers and directors and the key employees of PF.Net Corp., our wholly owned subsidiary. Our directors, with the exception of Robert Annunziata and Kirby Pickle, are also directors of PF.Net Corp. In addition, Messrs. Irwin, Kwait and McCaleb are directors of all our other subsidiaries.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Kirby G. Pickle, Jr.......................     44      Director and Chief Executive Officer of
                                                       Velocita Corp.
David L. Taylor...........................     48      Vice President, Finance, Chief Financial
                                                       Officer and Treasurer of Velocita Corp.
                                                       and PF.Net Corp.
W. Terrell Wingfield, Jr..................     48      Senior Vice President and General Counsel
                                                       of Velocita Corp.
Robert D. Collet..........................     44      Chief Technology Officer
Donald W. Bolar...........................     52      President of PF.Net Network Services, Inc.
Thomas R. McCaleb.........................     55      Vice President, Operations of PF.Net Corp.
Robert Annunziata.........................     52      Chairman of the Board of Directors
Muzzafar Mirza............................     43      Director
Sharyar Aziz (2)..........................     48      Director
David Duncan (3)..........................     32      Director
Stephen Irwin (1).........................     59      Director
Brian Kwait (1) (2).......................     39      Director
Joseph W. Moeller.........................     56      Director
Charles W. Moore..........................     34      Director
John C. Pittenger (1) (2).................     44      Director

------------------------

(1) Member of the Audit Committee and Compensation Committee of the Board of Directors.

(2) Member of the Finance Committee of the Board of Directors.

(3) Mr. Duncan replaced George Damiris as a Koch-appointed Director effective January 1, 2001.

    KIRBY G. PICKLE, JR. has been Chief Executive Officer and a Director of Velocita Corp. since September 2000. He was President and Chief Operating Officer of Teligent since January 1997. Prior to joining Teligent, he served as President and Chief Operating Officer of UUNet Technologies, Inc., from
January 1996 to January 1997. Prior to that he was Executive Vice President of MFS Communications Company, Inc. and President and Chief Operating Officer of the MFS Intelenet Companies from August 1995 to January 1996.

    ROBERT ANNUNZIATA has been Chairman of the Board of Directors of Velocita Corp. since May 2000. Mr. Annunziata was a Director and Chief Executive Officer of Global Crossing Ltd. from February 1999 through March 2000. From
September 1998 to February 1999, Mr. Annunziata was President of AT&T's business services group, responsible for the AT&T global network. Prior thereto, Mr. Annunziata was Chairman and Chief Executive Officer of the Teleport Communications Group, a competitive local exchange carrier, from 1983 to 1998. Mr. Annunziata serves on various telecommunication boards which include Log On America, Coreon, Thru Point and Point One. He is also Chairman of the Board of the YMCA of Greater New York.

    DAVID L. TAYLOR has been Vice President, Finance, Chief Financial Officer and Treasurer of Velocita Corp. and PF.Net Corp. since October 1999. Prior to that, he held various finance and operations management positions with Nortel Networks Corp. From October 1997 through 1999, he served as Vice President, Operations, Carrier Solutions. From 1995 through September 1997 he served as Vice President, Finance, Broadband Networks. From June 1994 until 1995 he served as Vice President, Finance, Major Accounts, for North America.

    W. TERRELL WINGFIELD, JR. has been Senior Vice President and General Counsel of Velocita Corp. since October 2000. He was Executive Vice President for Sales and Marketing for ICG Communications, Inc. from August 2000 to
October 2000 and Executive Vice President for Corporate Development for ICG Communications, Inc. from March 2000 to August 2000. Prior to that he was Senior Vice President of Telephony Ventures for AT&T Broadband and Internet Services from June 1999 to March 2000. From August 1998 to March 2000, he was the Legal and Government Affairs Vice President for AT&T's Local Services Division. Prior thereto, Mr. Wingfield was Vice President and General Counsel of the Teleport Communications Group from March 1996 until it was merged into AT&T in August 1999. On November 14, 2000, ICG Communications, Inc. filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

    ROBERT D. COLLET is the Chief Technology Officer of Velocita Corp. From January 2001 through February 2001, Mr. Collet served as President of Velocita Corp. From September 2000 through December 2000 he was President, Internet and Advanced Data Services for Velocita Corp. From February 1996 to August 2000 he was Vice President and General Manager of Internet and Data Services at Teleglobe Communications Corp. Prior to that he was Director, Sales Engineering, Sprint Government Systems Division from August 1995 to February 1996 and he was Director, Engineering and Operations for Internet and Managed Network Services, Sprint Business Services Group from April 1992 to August 1995.

    DONALD W. BOLAR has been President of PF.Net Network Services, Inc., our indirect, wholly-owned subsidiary, since April 2000 and is responsible for our network operations activities. Prior to that, he held various management positions with MCI WorldCom. From November 1998 to April 2000, he served as Senior Vice President, Local Services. From January 1996 to October 1998, he served as Chief Information Officer. From April 1995 to January 1996, he served as Senior Vice President of Marketing.

    THOMAS R. MCCALEB has been Vice President, Operations of PF.Net Corp. since November 1999. Prior to that he held numerous executive and management positions with Koch Industries, Inc., most recently serving as Vice President, Network Construction of Koch Telecom Ventures from October 1999 to December 1999, and as Vice President of Koch Midstream Gasmark Company from December 1998 to
April 1999, Mr. McCaleb was Executive Vice President of Koch Pipeline Company, L.P. from December 1997 to October 1998 and President from January 1996 to December 1997. He served as Vice President of Chase Pipeline Company from
April 1994 to October 1998.

    MUZZAFAR MIRZA has been a Director of Velocita Corp. since October 1999 and was Chairman of the Board of Directors of Velocita Corp. from November 1999 to May 2000. Mr. Mirza has been a Managing Principal of Odyssey Investment Partners, LLC since 1997. Prior to that, Mr. Mirza was a Principal in the private equity-investing group of Odyssey Partners, LP from 1993 to 1996. From 1988 to 1993, Mr. Mirza was employed by the merchant banking group of GE Capital Corp. Mr. Mirza is a director of TransDigm Inc.

    SHARYAR AZIZ has been a Director of Velocita Corp. since October 1999.
Mr. Aziz has been a Managing Director of UBS Warburg LLC since March 1994. Prior to that, Mr. Aziz was an Executive Vice President and Managing Director of the investment bank Smith Barney, Harris Upham & Co. Inc. Mr. Aziz is a member of the Yale Development Board.

    DAVID DUNCAN has been a Director of Velocita Corp. since January 1, 2001. He is Vice President and Chief Financial Officer of Koch Ventures Inc., a position he has held since June 2000. He joined Koch Ventures in 1997 and focuses on
telecommunications and IT infrastructure investment opportunities.   From 1990
to 1995, Mr. Duncan worked in various positions with NationsBank. In addition to Velocita, Mr. Duncan is a director of Delinea Corporation and Thayer Aerospace Holding Co., LLC.

    STEPHEN IRWIN has been a Director of Velocita Corp. since October 1999.
Mr. Irwin was an Executive Vice President and Vice Chairman of the Board of our predecessors from April 1999 to October 1999. Mr. Irwin was Vice Chairman of the Board of Directors of GST Telecommunications, Inc. ("GST") from September 1995 through March 1999. He has been of counsel at the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP since 1991.

    In October 1999, several putative securities class actions were brought by GST shareholders in the United States District Court for the Western District of Washington against GST and six former officers or directors of GST, including Mr. Stephen Irwin. The complaints asserted claims based on allegations that defendants made misstatements and omissions concerning GST's relationship with Global Light Telecommunication Inc. ("Global") and GST's and defendants' investment in Global, and sought damages in an amount to be determined at trial. In April 2000 Mr. Irwin and the other defendants moved to dismiss the complaint. That motion was granted in full on October 20, 2000. As of February 28, 2001, Plaintiffs' time to appeal that dismissal has not yet run.

    BRIAN KWAIT has been a Director of Velocita Corp. since October 1999.
Mr. Kwait has been a Managing Principal of Odyssey Investment Partners, LLC since 1997. Prior to that, Mr. Kwait was a Principal in the private equity-investing group of Odyssey Partners, LP from 1989 to 1996. Mr. Kwait is a director of Williams Scotsman Holdings Inc. and IWO Holdings, Inc.

    JOSEPH W. MOELLER has been a Director of Velocita Corp. since October 1999. Since September 1999, Mr. Moeller has been President and Chief Operating Officer of Koch Industries, Inc. Prior to that, Mr. Moeller has served in various roles since joining the company in 1966. He has been a member of Koch Industries' Board of Directors since 1986.

    CHARLES W. MOORE has been a Director of Velocita Corp. since October 1999. Since January, 2000, Mr. Moore has been a Partner of UBS Capital Americas, LLC. Prior to that, Mr. Moore has been a principal of UBS Capital LLC since
March 1997. From November 1994 until March 1997, Mr. Moore was an associate of Greenwich Street Capital Partners LLC.

    JOHN C. PITTENGER has been a Director of Velocita Corp. since October 1999. Mr. Pittenger has been President of Koch Ventures, Inc. since 1997 and a Senior Vice President-Ventures of Koch Industries, Inc. since January 2001. He also served as President of Koch Realty, Inc. from December 1993 to May 1998, Managing Director of Koch Equities, Inc. from January 1994 to January 1995, Vice President of Koch Properties, Inc. from December 1995 to May 1998 and Vice President, Capital Services, of Koch Industries, Inc. from March 1996 to
March 1998.

STOCKHOLDERS AGREEMENT

    We entered into a stockholders agreement, dated as of October 29, 1999 with certain of our stockholders. The stockholders agreement provides that each of the parties thereto will vote their shares of voting securities to elect to our board of directors (1) up to two designees of Odyssey; (2) up to three designees of PF Telecom Holdings; (3) up to three designees of Koch Telecom Ventures;
(4) up to one designee of UBS Capital II LLC and (5) our chief executive officer. Messrs. Mirza and Kwait are the Odyssey designees. Messrs. Aziz and Irwin are the PF Telecom designees. Messrs. Duncan, Moeller and Pittenger are the Koch Telecom Ventures designees. Mr. Moore is the designee of UBS Capital. See "Security Ownership of Certain Beneficial Owners and Management--Stockholders Agreement" in Item 12 of this Report.

COMPENSATION OF DIRECTORS

    Except as set forth below, no director of our company or of our subsidiaries will receive any compensation for serving as a director. Messrs. Annunziata and Irwin are receiving compensation as described under "--Employment and Similar Agreements" in Item 11 of this Report. With the exception of Mr. Annunziata, at this time, non-employee directors have not been granted stock, options or warrants in such capacity.

COMMITTEES OF THE BOARD OF DIRECTORS

    Our bylaws provide that our board of directors may designate one or more board committees. Our board of directors has established an audit committee, a finance committee and compensation committee.

    The audit committee is responsible for monitoring corporate financial reporting and our internal and external audits and overseeing the engagement of our independent auditors.

    The finance committee is responsible for establishing and monitoring our financial policies and procedures, maintaining our capital structure and directing capital-raising efforts to support our ongoing operations.

    The compensation committee establishes salaries, incentives and other forms of compensation for our executive officers and administers incentive compensation and benefit plans for our employees.

ITEM 11. EXECUTIVE COMPENSATION

    Prior to October 29, 1999, the only executive officers of our company, predecessor entities and subsidiaries were John Warta, Stephen Irwin and David Taylor, and prior to October 1, 1999, the only executive officers of our company, predecessor entities and subsidiaries were Messrs. Warta and Irwin. As of June 7, 2000, Messrs. Warta and Irwin ceased to be executive officers. As of December 31, 2000, Anthony D. Martin ceased to be one of our executive officers. As of February 28, 2001, our executive officers and our subsidiaries' executive officers consisted of Kirby G. Pickle, Jr., Donald W. Bolar, Robert D. Collet, Thomas McCaleb, David L. Taylor and W. Terrell Wingfield, Jr. Going forward, the compensation of our executive officers and our subsidiaries' executive officers will be determined by our compensation committee in accordance with their employment agreements.

                           SUMMARY COMPENSATION TABLE

    The following table summarizes the compensation paid to our chief executive officer, the other four most highly paid executive officers whose total salary and bonus exceed $100,000 for the year ended December 31, 2000 and one of our former executive officers who would have been among the four most highly paid executive officers for the year ended December 31, 2000 if he had been serving as an executive officer for us as of December 31, 2000. We refer to all of these executive officers as our Named Executive Officers:

                                                           ANNUAL COMPENSATION
                                         --------------------------------------------------------   SECURITIES
                                                                                    OTHER ANNUAL    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR          SALARY         BONUS(1)    COMPENSATION     OPTIONS     COMPENSATION(2)
---------------------------              ---------   ---------------   ----------   -------------   ----------   ----------------
Kirby G. Pickle, Jr.(3)(4) ............       2000   $       193,269   $3,700,000       --          4,000,000          4,000
  Chief Executive Officer

Donald W. Bolar(3)(5) .................       2000           276,359      356,600       --          2,800,000          7,000
  President, PF.Net Network Services
  Corp.

Robert D. Collet(3)(6) ................       2000           100,000      274,200       --          1,000,000          4,000
  Chief Technology Officer

Anthony D. Martin(3)(7) ...............       2000           300,000      300,000       --            700,000          9,000
  Chief Operating Officer

David L. Taylor .......................       2000           250,000      250,000       --          1,600,000         12,000
  Chief Financial Officer                     1999           125,000           --       --             --            --

W. Terrell Wingfield, Jr.(3)(8) .......       2000            58,077      356,600       --          1,000,000        --
  Senior Vice President, General
  Counsel

------------------------------

(1) Amounts indicated reflect signing and performance bonuses earned or paid during the year 2000. The compensation committee awarded performance-based bonuses in accordance with our employment agreements, see "--Employment and Similar Agreements" in Item 11 of this Report.

(2) Amounts relate to the auto allowance received by certain Named Executive Officers beginning in January 2000 or from the executive officer's start date.

(3) Salary amount listed is not per annum, but for part-year employment during the year ended December 31, 2000. For per annum salaries of these officers, see "--Employment and Similar Agreements" in Item 11 of this Report.

(4) Mr. Pickle was retained as our Chief Executive Officer effective September 7, 2000.

(5) Mr. Bolar was retained as our President, PF.Net Network Services effective April 24, 2000.

(6) Mr. Collet was retained as our President, Internet and Advanced Data Services effective September 1, 2000 and more recently has assumed the role of Chief Technology Officer in 2001.

(7) Mr. Martin resigned as our President and Chief Operating Officer effective December 31, 2000. Upon his resignation, options held by Mr. Martin exercisable for 700,000 shares of common stock vested and Mr. Martin forfeited unvested options exercisable for 2,100,000 shares of common stock that were granted during 2000.

(8) Mr. Wingfield was retained as our Senior Vice President and General Counsel effective October 23, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information regarding stock options granted pursuant to the 1999 Equity Incentive Plan to each of the Named Executive Officers during the year ended December 31, 2000 after giving effect to the two-for-one stock split of our common stock we effected on April 3, 2000. We have never granted stock appreciation rights.

                                   INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------
                                                     PERCENT OF
                                                       TOTAL
                                                      OPTIONS
                                        NUMBER OF     GRANTED                                  POTENTIAL REALIZABLE VALUE AT
                                        SECURITIES       TO                                    ASSUMED ANNUAL RATES OF STOCK
                                        UNDERLYING   EMPLOYEES    EXERCISE                   PRICE APPRECIATION FOR OPTION TERM
                                         OPTIONS     IN FISCAL    PRICE PER   EXPIRATION   --------------------------------------
NAME                                     GRANTED      YEAR(1)       SHARE        DATE        0%(2)         5%(2)        10%(2)
----                                    ----------   ----------   ---------   ----------   ----------   -----------   -----------
Kirby G. Pickle, Jr...................  4,000,000       26.8%      $6.40         9-7-07    $       --   $10,421,771   $24,287,158
Donald W. Bolar.......................    800,000        5.4%       2.8125      4-24-10     2,870,000     6,089,940    11,029,961
                                        2,000,000       13.4%       6.40        4-24-10            --     8,049,851    20,339,903
Robert D. Collet......................  1,000,000        6.7%       6.40         9-1-07            --     2,605,443     6,071,789
Anthony D. Martin(3)..................    800,000        5.4%       2.8125      6-30-02     2,870,000     3,463,883     4,094,175
                                        2,000,000       13.4%       6.40        6-30-02            --     1,484,708     3,060,437
David L. Taylor.......................         --         --       --                --            --            --            --
W. Terrell Wingfield, Jr..............  1,000,000        6.7%       6.40       10-23-07            --     2,605,443     6,071,789

------------------------------

(1) Based on the aggregate 14,920,100 options granted to employees during the year ended December 31, 2000, including options granted to Named Executive Officers.

(2) Potential realizable values are computed by (i) multiplying the aggregate number of shares of common stock subject to a given option by the market price of $6.40 per share as of December 31, 2000, (ii) assuming that the aggregate stock value derived from that calculation compounds at the annual rates of 0%, 5% or 10% shown in the table for the entire term of the option and (iii) subtracting from that result the aggregate option price. The assumed rates of stock appreciation are mandated by the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices. Actual gains, if any, resulting from stock option exercises and common stock holdings are dependent on our future performance and the option holder's continued employment with us through the vesting period. There can be no assurance that the values reflected in this table will be achieved.

(3) Mr. Martin resigned from the Company effective December 31, 2000, at which time 75 percent of each option grant was canceled, 25 percent was immediately vested and the exercise period of the vested options was reduced to extend through June 30, 2002.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

    The following table sets forth information concerning unexercised stock options held by the Named Executive Officers as of December 31, 2000.

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                      OPTIONS AT               THE-MONEY OPTIONS AT
                                    SHARES                         DECEMBER 31, 2000           DECEMBER 31, 2000(1)
                                  ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                              EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                              -----------   -----------   -----------   -------------   -----------   -------------
Kirby G. Pickle, Jr.............      --            --           --           4,000,000     $   --          $  --
Donald W. Bolar.................      --            --           --           2,800,000         --           2,870,000
Robert D. Collet................      --            --           --           1,000,000         --             --
Anthony D. Martin...............      --            --          700,000         --             717,500         --
David L. Taylor.................      --            --          888,888         711,112      3,937,774       3,150,226
W. Terrell Wingfield, Jr........      --            --           --           1,000,000         --             --

------------------------

(1) Based on the value of $6.40, the market price as of December 31, 2000, minus the per share exercise price, multiplied by the number of shares exercisable upon exercise of the option.

EMPLOYMENT AND SIMILAR AGREEMENTS

KIRBY G. PICKLE, JR.

    Mr. Pickle is currently employed as Chief Executive Officer by Velocita Corp. pursuant to an agreement (represented by a summary terms sheet) dated as of September 7, 2000. The agreement provides for an initial term ending
August 31, 2004, automatically renewable for three additional one-year terms unless either Mr. Pickle or we give a timely written notice of nonrenewal.
Mr. Pickle is entitled to receive an annual salary of $500,000. Our board of directors will annually review his salary and may increase but not decrease his annual salary in our sole discretion based on Mr. Pickle's performance during the preceding year. Mr. Pickle will be eligible to receive an annual bonus in an amount of up to 100% of his base compensation or as otherwise determined by the Board of Directors, except that the bonus for the year 2000 will be prorated for the portion of the year worked by Mr. Pickle. The bonus amount, if any, will be determined by our board of directors based on performance criteria. Pursuant to this employment agreement, Mr. Pickle was paid a signing bonus of $3,500,000 and we have granted Mr. Pickle options to purchase 4,000,000 shares of our common stock exercisable at $6.40 per share that vest over a four-year period. Certain change of control events and the successful completion of an Initial Public Offering will cause one hundred percent of Mr. Pickle's options and stock awards to be vested. Mr. Pickle has agreed to maintain the confidentiality of our information and not to compete with us for the period from the date of the agreement until the second anniversary of his termination date or, in the event he terminates his employment "for good reason," as defined in the agreement, or we terminate his employment "without cause," as defined in the agreement, until the date he ceases to receive payments from the company. Upon termination, Mr. Pickle will receive his base compensation and any other payments due him under our policies, through the effective date of termination. Mr. Pickle can be terminated "for cause" as defined in the agreement or due to a disability or other cause preventing him from performing a substantial portion of his duties. If he is terminated "without cause," or if he terminates his employment "for good reason," we will pay him an amount equal to his base compensation for the remainder of the term of the agreement, but for no greater than two years and no less than one year.

ROBERT ANNUNZIATA

    Mr. Annunziata is currently retained as non-executive Chairman of the Board of Directors of Velocita Corp. pursuant to an agreement dated May 12, 2000. The agreement provides for an initial term of three years. Mr. Annunziata is entitled to receive a fee of $400,000 per year as long as the Chairmanship of PF.Net is his primary obligation, as defined in the agreement, for the term of the agreement. During the first eighteen months of the term of the agreement, the chairmanship of PF.Net will be Mr. Annunziata's primary business obligation. If after those eighteen months Mr. Annunziata remains as our chairman without the chairmanship being his primary business obligation, he will be entitled to a reduced fee of $150,000 per year. Pursuant to this agreement, Mr. Annunziata has been granted options to purchase 4,200,000 shares of our common stock at a price of $6.40 per share. The options vest over a three-year period as provided in the agreement. The agreement provides that if Mr. Annunziata terminates his service without good reason, as defined in the agreement, his then unvested options will be forfeited. Certain change of control events will cause one hundred percent of Mr. Annunziata's options and stock awards to be vested. There is also accelerated vesting upon certain other events and 20% of the options became vested on May 30, 2000.

STEPHEN IRWIN

    Mr. Irwin was retained by PF.Net Corp. pursuant to an agreement dated November 1, 1999. The agreement expired as of December 31, 2000. Mr. Irwin has agreed to maintain the confidentiality of our information and not to compete with us for the period from the date of the agreement until the last day of his consulting term, but in no event beyond December 31, 2005. Under the agreement, we will retain Mr. Irwin as a consultant for a term of five years beginning on his termination date for a monthly fee of $10,000 plus $2,500 for his general office expenses. In addition, we will provide for the cost of healthcare insurance for Mr. Irwin and his spouse, as well as life insurance for Mr. Irwin in a face amount of $1.0 million during the term of his consulting agreement.

JOHN WARTA

    Mr. Warta was retained by PF.Net Corp. pursuant to an agreement dated November 1, 1999. The agreement expired as of December 31, 2000. Mr. Warta has agreed to maintain the confidentiality of our information and not to compete with us for the period from the date of the agreement until the last day of his consulting term, but in no event beyond December 31, 2005. Under the agreement, we will retain Mr. Warta as a consultant for a term of five years beginning on his termination date for a monthly fee of $10,000 plus $2,500 for his general office expenses. In addition, we will provide for the cost of healthcare insurance for Mr. Warta and his spouse, as well as life insurance for Mr. Warta in a face amount of $1.0 million during the term of his consulting agreement.

DONALD W. BOLAR

    Mr. Bolar is currently employed as President of PF.Net Network
Services, Inc. pursuant to an employment agreement dated as of April 12, 2000. The agreement provides for an initial term commencing on April 24, 2000 and ending on April 11, 2004, automatically renewable for three additional one-year terms unless Mr. Bolar or we give timely written notice of nonrenewal.
Mr. Bolar is entitled to receive an annual salary of $400,000. The compensation committee of our board of directors will annually review his salary and may increase it from time to time. Mr. Bolar will be eligible to receive an annual bonus in an amount equaling between 0% and 300% of his base compensation, except that the bonus for the year 2000 will be prorated for the portion of the year worked by Mr. Bolar. The bonus amount, if any, will be determined by our board of directors based on performance criteria established by the board. Pursuant to this employment agreement, we have agreed to grant Mr. Bolar ten-year options that vest over a four-year period, to purchase 2,800,000 shares of our common stock, 800,000 of which are exercisable at $2.8125 per share and 2,000,000 of which are exercisable at $6.40 per share. Mr. Bolar has agreed to maintain the confidentiality of our information and not to compete with us during the period of his employment until the first anniversary of his termination date. If
Mr. Bolar terminates his employment "for good reason," as defined in the agreement, or we terminate his employment "without cause," as defined in the agreement, Mr. Bolar is entitled to receive his base compensation and any other payments due to him under our policies, through the end of a severance period of one to two years. Mr. Bolar can be terminated "for cause" as defined in the agreement.

ROBERT D. COLLET

    Mr. Collet is currently employed as Chief Technology Officer by Velocita Corp. pursuant to an agreement (represented by a summary terms sheet) dated as of September 1, 2000. The agreement provides for an initial term ending
August 31, 2004, automatically renewable for three additional one-year terms unless either Mr. Collet or we give a timely written notice of nonrenewal.
Mr. Collet is entitled to receive an annual salary of $300,000. Our board of directors will annually review his salary and may increase but not decrease his annual salary in our sole discretion based on Mr. Collet's performance during the preceding year. Mr. Collet will be eligible to receive an annual bonus in an amount of up to 100% of his base compensation, except that the bonus for the year 2000 will be prorated for the portion of the year worked by Mr. Collet. The bonus amount, if any, will be determined by our board of directors based on performance criteria. Pursuant to this employment agreement, Mr. Collet was paid a signing bonus of $175,000 and we have granted Mr. Collet options to purchase 1,000,000 shares of our common stock exercisable at $6.40 per share that vest over a four-year period. Mr. Collet has agreed to maintain the confidentiality of our information and not to compete with us for the period from the date of the agreement until the second anniversary of his termination date or, in the event he terminates his employment "for good reason," as defined in the agreement, or we terminate his employment "without cause," as defined in the agreement, until the date he ceases to receive payments from the company. Upon termination, Mr. Collet will receive his base compensation and any other payments due him under our policies, through the effective date of termination. Mr. Collet can be terminated "for cause" as defined in the agreement or due to a disability or other cause preventing him from performing a substantial portion of his duties. If he is terminated "without cause," or if he terminates his employment "for good reason," we will pay him an amount equal to his base compensation for the remainder of the term of the agreement, but for no greater than two years and no less than one year.

ANTHONY D. MARTIN

    Mr. Martin was employed as President and Chief Operating Officer of Velocita Corp. pursuant to an employment agreement dated as of March 31, 2000. Pursuant to this employment agreement, Mr. Martin was granted seven-year options to purchase 2,800,000 options that vest over a four-year period, 800,000 of which are exercisable at $2.8125 per share and 2,000,000 of which are exercisable at $6.40 per share. Effective December 31, 2000, Mr. Martin resigned his employment with us pursuant to an agreement whereby he will receive a pro-rated bonus related to 2000 of $300,000, a monthly consulting fee of $5,000 payable through December 31, 2001, and $800,000 to be paid monthly through December 31, 2002. Upon his resignation, 75 percent of Mr. Martin's stock options were canceled, 25 percent were immediately vested, and the exercise period for the vested options was reduced to extend through June 30, 2002.

DAVID L. TAYLOR

    Mr. Taylor is currently employed as Chief Financial Officer by Velocita Corp. pursuant to an agreement dated as of October 1, 1999. The agreement provides for an initial term ending September 30, 2002, automatically renewable for additional one-year terms unless either Mr. Taylor or we give a timely written notice of nonrenewal. Mr. Taylor is entitled to receive a monthly salary of $20,833.34. Our board of directors will annually review his salary and may increase it in our sole discretion based on Mr. Taylor's performance during the preceding year. Mr. Taylor will be eligible to receive an annual bonus in an amount of up to 100% of his base compensation. The bonus amount, if any, will be determined by our board of directors based on performance criteria. Pursuant to this employment agreement, we have granted Mr. Taylor five-year options to purchase 1,600,000 shares of our common stock exercisable at $1.97 per share that vest over a three-year period. Mr. Taylor has agreed to maintain the confidentiality of our information and not to compete with us for the period from the date of the agreement until the first anniversary of his termination date or, in the event he is terminated without cause, until the date of termination without cause. Upon termination, Mr. Taylor will receive his base compensation and any other payments due him under our policies, through the effective date of termination. Mr. Taylor can be terminated "for cause" as defined in the agreement or due to a disability or other cause preventing him from performing a substantial portion his duties. If he is terminated due to a disability, he will be compensated an amount equal to his base pay for six months, but not to exceed his base pay for the remainder of the agreement. If he is terminated without cause, we will pay him an amount equal to one year of base compensation.

W. TERRELL WINGFIELD, JR.

    Mr. Wingfield is currently employed as Senior Vice President and General Counsel of Velocita Corp. pursuant to an offer letter effective October 23, 2000. Mr. Wingfield is entitled to receive an annual salary of $300,000. Our Board of Directors will annually review his salary and may increase but not decrease his annual salary in their sole discretion based on Mr. Wingfield's performance during the preceding year. Pursuant to the offer letter, Mr. Wingfield was paid a signing bonus of $300,000 and we have granted Mr. Wingfield options to purchase 1,000,000 shares of our common stock exercisable at $6.40 per share that vest over a four-year period. Mr. Wingfield is also entitled to an automobile lease for a three-year period.

EQUITY INCENTIVE PLAN

    Our Board of Directors has adopted and our stockholders have approved the Velocita Corp. 1999 Equity Incentive Plan (Amended and Restated effective as of July 12, 2000), which we also refer to as the Equity Plan. The principal purpose of the Equity Plan is to attract, retain and motivate selected officers, employees, consultants and directors through the granting of stock-based compensation awards. The Equity Plan provides for the award of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and shares of restricted stock. A total of 25,000,000 shares of common stock are reserved for issuance under the Equity Plan, of which 21,459,900 were subject to outstanding awards as of February 28, 2001. Upon the occurrence of certain events following an initial public offering of our common stock, the maximum number of shares that may be subject to awards granted under the Equity Plan to any individual in any calendar year cannot exceed 7,500,000.

    Prior to the initial public offering of our common stock, our Board of Directors or a committee designated by our Board will administer the Equity Plan with respect to all awards. Following such registration, a committee of independent directors (each of whom is a "non-employee director" for purposes of Rule 16b-3 under the Exchange Act and an "outside director" under
Section 162(m) of the Internal Revenue Code) will administer grants to employees, consultants and directors.

    The Equity Plan provides that the committee (or the Board) has the authority to select the employees, consultants and directors to whom awards are to be made, to determine the number of shares to be subject thereto and the terms and conditions thereof, and to make all other determinations and to take all other actions necessary or advisable for the administration of the Equity Plan with respect to employees, consultants and directors. The committee (and the Board) is authorized to adopt, amend and rescind rules relating to the administration of the Equity Plan, and to amend, suspend and terminate the Equity Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of December 31, 2000, certain information regarding the beneficial ownership of our senior preferred stock and common stock with respect to:

    - each beneficial owner of more than 5.0% of our outstanding senior preferred stock and common stock,

    - beneficial ownership of our senior preferred stock and common stock by each of our directors and our Named Executive Officers, and

    - all of our directors and executive officers as a group.

    Except as otherwise indicated below, each of the following persons can be reached care of Velocita Corp. at 1800 Alexander Bell Dr., Suite 400, Reston, Virginia 20191.

                                                SENIOR PREFERRED STOCK            COMMON STOCK
                                                  BENEFICIALLY OWNED          BENEFICIALLY OWNED(1)
                                               -------------------------   ---------------------------
                                                           PERCENTAGE OF                 PERCENTAGE OF
NAME OF BENEFICIAL OWNER                        SHARES         CLASS         SHARES          CLASS
------------------------                       ---------   -------------   -----------   -------------
EXECUTIVE OFFICERS AND DIRECTORS
  Robert Annunziata(2).......................         --        0.0%         1,260,000         1.6%
  Kirby G. Pickle, Jr........................         --        0.0%                --         0.0%
  Donald W. Bolar............................         --        0.0%                --         0.0%
  Robert D. Collet...........................         --        0.0%                --         0.0%
  David L. Taylor (3)........................         --        0.0%           888,888         1.1%
  W. Terrell Wingfield, Jr...................         --        0.0%                --         0.0%
  Anthony D. Martin (4)......................         --        0.0%           700,000       *
  Sharyar Aziz(5)............................    305,000       24.4%        12,173,704        13.2%
  David Duncan(6)............................         --        0.0%        40,000,000        50.0%
  Stephen Irwin(7)...........................         --        0.0%                --         0.0%
  Brian Kwait(8).............................    840,000       67.2%        33,527,578        29.5%
  Muzzafar Mirza(9)..........................    840,000       67.2%        33,527,578        29.5%
  Joseph W. Moeller(10)......................         --        0.0%        40,000,000        50.0%
  Charles W. Moore(11).......................    300,000       24.0%        11,974,135        13.0%
  John Pittenger(12).........................         --        0.0%        40,000,000        50.0%
  All executive officers and directors as a
    group (14 Members)(13)...................  1,140,000       91.2%       127,649,769       100.0%
OTHER 5% STOCKHOLDERS
  AT&T Corp.(14).............................         --        0.0%        14,141,414        15.0%
  First Union Corporation(15)................    110,000        8.8%         7,218,798         8.3%
  Koch Telecom Ventures, Inc.(16)............         --        0.0%        40,000,000        50.0%
  Odyssey (as defined in footnote 17)........    840,000       67.2%        33,527,578        29.5%
  PF Telecom Holdings LLC(18)................         --        0.0%        40,000,000        50.0%
  UBS Capital II LLC(19).....................    300,000       24.0%        11,974,135        13.0%

------------------------

*   Less than one percent of the outstanding Common Stock.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The percentages of our common stock outstanding are based upon 80,000,000 shares outstanding as of December 31, 2000, except for certain parties who hold options, warrants or convertible securities that are exercisable or convertible into shares of common stock within 60 days of December 31, 2000. The percentages for those parties who hold options, warrants or convertible securities that are exercisable or convertible within 60 days of December 31, 2000 are based on the sum of 80,000,000 shares outstanding plus the number of shares of common stock subject to options, warrants or convertible securities that are exercisable or convertible within 60 days of December 31, 2000 held by them and no other person, as indicated in the following notes. The numbers of shares of common stock beneficially owned has been determined for purposes of these two columns assuming the conversion of 1,250,000 shares of our senior preferred stock and the exercise of options and warrants exercisable into shares of common stock within 60 days of December 31, 2000. These numbers of shares of common stock do not include (a) warrants and options that are exercisable into shares of common stock after 60 days from December 31, 2000,
    (b) warrants to purchase shares of common stock issued to Odyssey (as defined in footnote (17) below) and its co-investors,

    (c) warrants to purchase shares of common stock issued to PF Telecom Holdings LLC and Koch Telecom Ventures, Inc. and (d) warrants to purchase shares of common stock issued to Credit Suisse First Boston and UBS Warburg LLC in connection with the interim credit facility, that were subsequently cancelled upon the consummation of the units offering. See "Certain Relationships and Related Party Transactions" in Item 13 of this Report.

(2) Consists of 1,260,000 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2000.

(3) Consists of 888,888 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2000.

(4) Consists of 700,000 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2000.

(5) Consists of (a) 300,000 shares of senior preferred stock and 11,974,135 shares of common stock issuable upon conversion of the senior preferred stock, as of December 31, 2000 deemed to be beneficially owned by UBS Capital II LLC and (b) 5,000 shares of senior preferred stock and 199,569 shares of common stock issuable upon conversion of the senior preferred stock, as of December 31, 2000, indirectly held by Mr. Aziz through PF Coinvestment II, LLC, an entity controlled by Odyssey Investment Partners, LLC (see footnote (17) below). Mr. Aziz is a managing director of UBS Warburg LLC, which may be considered to be an affiliate of UBS Capital II LLC. As a result, Mr. Aziz may be deemed to share voting and investment power with respect to the shares referred to in clause (a) of the first sentence of this footnote. Mr. Aziz disclaims beneficial ownership of all of the shares referred to in clauses (a) and (b) above.

(6) Consists of 40,000,000 shares of common stock beneficially owned by Koch Telecom Ventures, Inc. Mr. Duncan is Vice President and Chief Financial Officer of Koch Ventures, Inc., the parent company of Koch Telecom Ventures, Inc. As a result, Mr. Duncan may be deemed to share voting and investment power with respect to the shares deemed to be owned by Koch Telecom Ventures, Inc. Mr. Duncan disclaims beneficial ownership of these shares.

(7) Does not include the 40,000,000 shares of common stock beneficially owned by PF Telecom Holdings LLC. See footnote (18) below.

(8) Consists of 840,000 shares of senior preferred stock and 33,527,578 shares of common stock issuable upon conversion of the senior preferred stock, as of December 31, 2000, deemed to be beneficially owned by Odyssey (as defined in footnote (17) below). Mr. Kwait is a managing member of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC. As a result, Mr. Kwait may be deemed to share voting and investment power with respect to these shares. Mr. Kwait disclaims beneficial ownership of these shares.

(9) Consists of 840,000 shares of senior preferred stock and 33,527,578 shares of common stock issuable upon conversion of the senior preferred stock, as of December 31, 2000, deemed to be beneficially owned by Odyssey (as defined in the footnote (17) below). Mr. Mirza is a managing member of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC. As a result,
    Mr. Mirza may be deemed to share voting and investment power with respect to these shares. Mr. Mirza disclaims beneficial ownership of these shares.

(10) Consists of 40,000,000 shares of common stock beneficially owned by Koch Telecom Ventures, Inc. Mr. Moeller is Chairman of the Board of Directors of Koch Ventures, Inc., the parent company of Koch Telecom Ventures, Inc. As a result, Mr. Moeller may be deemed to share voting and investment power with respect to the shares deemed to be owned by Koch Telecom Ventures, Inc.
    Mr. Moeller disclaims beneficial ownership of these shares.

(11) Consists of 300,000 shares of senior preferred stock and 11,974,135 shares of common stock issuable upon conversion of the senior preferred stock, as of December 31, 2000, deemed to be beneficially owned by UBS Capital II LLC. Mr. Moore is a Partner of UBS Capital Americas LLC, which is an affiliate of UBS Capital II LLC. As a result, Mr. Moore may be deemed to share voting and investment power with respect to these shares. Mr. Moore disclaims beneficial ownership of these shares.

(12) Consists of 40,000,000 shares of common stock beneficially owned by Koch Telecom Ventures, Inc. Mr. Pittenger is President and a Director of Koch Telecom Ventures, Inc. and Koch Ventures, Inc., the parent company of Koch Telecom Ventures, Inc. As a result, Mr. Pittenger may be deemed to share voting and investment power with respect to the shares deemed to be owned by Koch Telecom Ventures, Inc. Mr. Pittenger disclaims beneficial ownership of these shares.

(13) As described (a) in footnotes (8), (9) and (17), Messrs. Kwait and Mirza may each be deemed to share investment and voting power with respect to 840,000 shares of senior preferred stock and 33,527,578 shares of common stock issuable upon conversion of the senior preferred stock, as of December 31, 2000, deemed to be beneficially owned by Odyssey (as defined),
    (b) in footnotes (5), (11) and (19), Messrs. Aziz and Moore may be deemed to share investment and voting power with respect to 300,000 shares of senior preferred stock and 11,974,135 shares of common stock issuable upon conversion of the senior preferred stock, as of December 31, 2000 deemed to be beneficially owned by UBS Capital II LLC, (c) in footnote (5), Mr. Aziz may be deemed to beneficially own 5,000 shares of senior preferred stock and 199,569 shares of common stock held by PF Coinvestment II, LLC, an entity controlled by Odyssey and (d) in footnotes (6), (10) and (12), Messrs. Duncan, Moeller and Pittenger may be deemed to share voting and investment power with respect to 40,000,000 shares of common stock beneficially owned by Koch Telecom Ventures, Inc. Each of Messrs. Kwait, Mirza, Aziz, Moore, Duncan, Moeller and Pittenger disclaims ownership of these shares. Excluding such shares, all officers and directors as a group beneficially own no shares of senior preferred stock or 0.0% and 2,848,888 shares of common stock or 3.4%.

(14) Consists of 14,141,414 shares (subject to increase due to the occurrence of certain events as defined in the warrant agreement) of common stock issuable upon exercise of warrants exercisable within 60 days of December 31, 2000. The address of AT&T Corp. is 295 North Maple Avenue, Basking Ridge, New Jersey 07920.

(15) Consists of (a) 110,000 shares of senior preferred stock and 4,390,516 shares of common stock issuable upon conversion of the senior preferred stock, as of December 31, 2000 held by First Union Capital Partners, LLC and
    (b) 2,828,282 shares of common stock issuable upon exercise of warrants exercisable within 60 days of December 31, 2000 held by First Union Investors, Inc. First Union Capital Partners, LLC and First Union
    Investors, Inc. are wholly-owned subsidiaries of First Union Corporation. The address of First Union Corporation is 301 South College St., Charlotte, North Carolina 28288.

(16) The address of Koch Telecom Ventures, Inc. is 17767 N. Perimeter Dr., Suite 101, Scottsdale, Arizona 85255.

(17) Consists of 840,000 shares of senior preferred stock and 33,527,578 shares of common stock issuable upon conversion of the senior preferred stock, as of December 31, 2000, owned in the aggregate by Odyssey Investment Partners Fund, LP (the "Fund"), Odyssey Coinvestors, LLC ("Coinvestors"), PF Coinvestment, LLC ("PF I") and PF Coinvestment II, LLC ("PF II" and, together with the Fund, Coinvestors and PF I, "Odyssey"). Odyssey Capital Partners, LLC is the general partner of the Fund. Odyssey Investment Partners, LLC is the manager of the Fund and the managing member of each of Coinvestors, PF I and PF II. The principal business address for Odyssey is 280 Park Avenue, West Tower, 38th Floor, New York, New York 10017. Brian Kwait and Muzzafar Mirza are managing members of Odyssey Capital Partners, LLC and Odyssey

    Investment Partners, LLC and, therefore, may each be deemed to share voting and investment power with respect to the shares deemed to be owned by Odyssey. Each of them disclaims beneficial ownership of these shares.

(18) The address of PF Telecom Holdings LLC is 1701 Broadway Street, Suite 358, Vancouver, Washington 98663. Stephen Irwin's children and spouse, Karen Irwin, indirectly own approximately 19% of the outstanding membership interests of PF Telecom Holdings LLC.

(19) Consists of 300,000 shares of senior preferred stock and 11,974,135 shares of common stock issuable upon conversion of the senior preferred stock, as of December 31, 2000. UBS Capital II LLC may be considered to be an affiliate of UBS Warburg LLC. The address of UBS Capital II LLC is 299 Park Avenue, New York, New York 10171.

STOCKHOLDERS AGREEMENT

    In connection with the Odyssey equity investment, with the exception of AT&T, each holder of our outstanding shares of common stock and senior preferred stock and warrants to purchase shares of common stock is a party to a stockholders agreement, dated as of October 29, 1999, as amended, by among these stockholders and us.

    The stockholders agreement contains transfer restrictions that limit the ability of our stockholders to transfer our securities. Until the earlier of the second anniversary of the stockholders agreement and the date on which, or 180 days after the date on which in the case of First Union, our equity is actively publicly traded, no stockholder shall transfer any interests in our securities, subject to certain exceptions. Odyssey and its affiliates were permitted for one year to transfer a portion of our securities to certain pre-approved investment partners. All transferees of our securities will be required to acknowledge in writing that their securities are subject to the provisions of the stockholders agreement.

    The stockholders agreement requires that each of the parties thereto vote all of its securities to cause to be elected to our board of directors, (1) up to two designees of Odyssey Investment Partners; (2) up to three designees of PF Telecom Holdings LLC; (3) up to three designees of Koch Telecom Ventures;
(4) up to one designee of UBS Capital II LLC and (5) our chief executive officer. Messrs. Mirza and Kwait are the Odyssey designees. Messrs. Aziz and Irwin are the PF Telecom designees. Messrs. Duncan, Moeller and Pittenger are the Koch Telecom designees. Mr. Moore is the designee of UBS Capital. The right of each of Odyssey, PF Telecom and Koch Telecom Ventures to designate members of our board of directors will be reduced by one, if any of them and their respective affiliates own less than 50% of their initial holdings (as determined therein) of our securities and the right will terminate if any them and their respective affiliates own less than 25% of their initial holdings. UBS Capital's right to designate one member of our board of directors will terminate if UBS Capital and its affiliates own less than 50% of its initial holdings of our securities. Upon termination of UBS Capital's right to designate a board member, each of PF Telecom and Koch Telecom Ventures will have their right to designate a board member reduced by one.

    The stockholders agreement contains protection provisions, whereby we will be required to obtain the consent of each of the Odyssey directors, PF Telecom directors and Koch Telecom Ventures directors to consummate the following transactions:

    - any increase or decrease in the number of shares of our capital stock or the capital stock of our subsidiaries issued or authorized;

    - the creation (by reclassification or otherwise) of any new class or series of capital stock by us or any of our subsidiaries;

    - any amendment or waiver of our or any of our subsidiaries' certificates of incorporation or bylaws;

    - any sale, merger, acquisition or consolidation (other than pursuant to the company sale right described therein) involving us or any of our subsidiaries in excess of $10.0 million in value;

    - any financing arrangement in excess of $10.0 million;

    - the approval of each business plan and annual budget of ours or any of our subsidiaries;

    - the approval of changes to the business plan or any amendments to our annual budget or the annual budget of any of our subsidiaries, in either case, that involve increases in expenditures in excess of $10.0 million in the aggregate;

    - the entering into or amendment of any partnership or joint venture arrangement or making any other debt or equity investment in any other entity or form any new subsidiary or affiliate involving an investment;

    - performance of services or delivery of goods or materials of an amount or value in excess of $10.0 million;

    - any other contract or any amendment to existing contracts (other than any agreement with Koch Telecom Ventures and its affiliates), including any contract involving performance of services or delivery of goods or materials by us or any of our subsidiaries of an amount or value in excess of $10.0 million or having an effect in excess of $10.0 million on our value or the value of any of our subsidiaries;

    - any sale of assets for a price in excess of $10.0 million;

    - any redemption, purchase or other acquisition of our capital stock;

    - the adoption or amendment of any management incentive plan, including the granting of awards pursuant to such plan and the terms and conditions of such awards (including, without limitation, vesting and expiration provisions);

    - entry into any new line or type of business;

    - the resolution or settlement of any third-party claim in excess of $10.0 million; or

    - the election of each of the members of the board of directors of each of our subsidiaries.

    In addition to other approvals we will be required to receive in certain situations, we will also be required to obtain the consent of the majority of our board of directors, to consummate the following transactions:

    - any sale, merger, acquisition or consolidation (other than pursuant to the company sale right described therein) involving us or any of our subsidiaries that is in excess of $5.0 million and less than or equal to $10.0 million in value;

    - any financing arrangement in excess of $5.0 million and less than or equal to $10.0 million;

    - the approval of changes to the business plan or any amendments to our annual budget or the annual budget of any of our subsidiaries, in either case, that involve increases in expenditures that are in excess of $5.0 million in the aggregate and less than or equal to $10.0 million in the aggregate;

    - enter into or amend any partnership or joint venture arrangement or make any other debt or equity investment in any other entity or form any new subsidiary or affiliate involving an investment, performance of services or delivery of goods or materials of an amount or value in excess of $5.0 million and less than or equal to $10.0 million;

    - any other contract or any amendment to existing contracts (other than any agreement with Koch Telecom Ventures and its affiliates), including any contract involving performance of services or delivery of goods or materials by us or any of our subsidiaries of an amount or value in excess of $5.0 million and less than or equal to $10.0 million or having an effect on our value or the value of any of our subsidiaries in excess of $5.0 million and less than or equal to $10.0 million;

    - any sale of assets for a price in excess of $5.0 million and less than or equal to $10.0 million; or

    - the resolution or settlement of any third-party claim in excess of $5.0 million and less than or equal to $10.0 million.

    In addition, the stockholders agreement grants:

    - a right of first refusal to Odyssey, PF Telecom, Koch Telecom Ventures, UBS Capital and any other Odyssey co-investors and each of their respective affiliates on certain proposed transfers of our securities by any stockholder;

    - tag-along rights to each stockholder on certain transfers of our securities by any stockholder, other than First Union and transfers of warrants issued pursuant to the interim credit facility;

    - Odyssey and the Company the right to drag-along all of our stockholders if there is a sale of our company;

    - each of Odyssey, PF Telecom and Koch Telecom Ventures, the right, after 180 days from the effective date of our initial public offering, to make two demands to us to register their securities, or one demand in the case of UBS Capital;

    - certain stockholders piggy-back registration rights after our initial public offering;

    - preemptive rights to Odyssey, PF Telecom, Koch Telecom Ventures, UBS Capital and any other Odyssey co-investors and each of their respective affiliates on any proposed issuances by us of capital stock to our affiliates; and

    - Odyssey the right, at any time after the fifth anniversary of the stockholders agreement and prior to the date that our equity is actively publicly traded, to initiate a sale of our company, provided that Odyssey gives notice to PF Telecom and Koch Telecom Ventures of any initiation and allow them to make an offer to purchase our company, subject to the terms and conditions listed in the stockholders agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ODYSSEY INVESTMENT AND RELATED TRANSACTIONS

    On October 29, 1999, we entered into a subscription agreement with Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC and UBS Capital II LLC. Pursuant to this agreement, the Odyssey entities and UBS Capital committed to purchase up to an aggregate of $125.0 million or 1,250,000 shares of our Series A senior cumulative convertible preferred stock and warrants to purchase shares of our common stock. The subscription agreement contains customary provisions, including representations and warranties with respect to the condition and operation of our business. On October 29, 1999, the Odyssey entities invested $34.0 million of their $95.0 million commitment and UBS Capital invested over $10.0 million of its $30.0 million commitment. The remainder of the outstanding commitments under the subscription agreement was funded on May 10, 2000.

    In connection with the Odyssey equity investment, UBS Warburg LLC, an affiliate of UBS Capital II LLC, performed certain financial advisory services for us and received customary compensation. In addition, as part of the Odyssey equity investment, we paid to Odyssey Investment Partners Fund, LP a fee of $2.5 million in cash. Two of our directors, Muzzafar Mirza and Brian Kwait, are managing members of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC. Odyssey Capital Partners, LLC is the general partner of Odyssey Investment Partners Fund, LP. Odyssey Investment Partners, LLC is the manager of Odyssey Investment Partners Fund, LP.

    In connection with the Odyssey equity investment, we entered into a stockholders agreement with each holder of our outstanding shares of common stock and senior preferred stock and warrants to purchase shares of common stock, with the exception of AT&T. See "Security Ownership of Certain Beneficial Owners and Management--Stockholders Agreement" in Item 12 of this Report.

    As part of the consideration of the subscription agreement, we issued to Odyssey and the other purchasers named therein warrants to purchase up to 14% of our common stock calculated on a fully diluted basis at an exercise price of $0.01 per share. These warrants vest and become exercisable if, prior to July 31, 2002, we do not meet a targeted level of sales, leases, IRUs and swaps of dark fiber and conduit. If we do not meet this target level, these dark fiber warrants will vest and become automatically exercisable into a number of shares of common stock up to a maximum of 14% of the fully diluted common stock, depending upon how far our actual sales, leases and swaps of dark fiber and conduit have deviated from the target level. In addition, if within five years of the initial issuance of the dark fiber warrants the holder of any dark fiber warrant achieves cash proceeds from the sales of senior preferred stock and common stock equal to a five times return of their investment, the unexercised portion of the dark fiber warrant shall automatically terminate. These dark fiber warrants expire on May 15, 2010.

    As part of the Odyssey equity investment, we issued to PF Telecom and Koch Telecom Ventures, warrants to purchase up to an aggregate of 20,202,024 shares of our common stock at an exercise price of $2.8125 per share. These warrants will vest and become exercisable if Odyssey and the other purchasers of senior preferred stock achieve certain realization events that exceed specified hurdle rates. Warrants exercisable for a total of 5,381,820 shares of common stock would vest if the return to Odyssey and the other investors exceeds four times their original investment and another 5,381,820 shares of common stock would vest if the return exceeds five times their original investment. Warrants exercisable for a total of 5,397,980 shares and 4,040,404 shares of common stock would vest if the return to Odyssey and the other investors exceeds six times and seven times their original investment, respectively. These warrants expire on December 28, 2005.

DEBT FINANCINGS

    On May 10, 2000, we completed the units offering, using approximately
$66.7 million of the net proceeds to repay the outstanding borrowings under our interim credit facility. UBS Warburg LLC was an initial purchaser in the units offering and received customary fees and reimbursement expenses in connection with the offering. Sharyar Aziz, one of our directors, is a Managing Director of UBS Warburg LLC, one of the initial purchasers of the units offering and a joint lead arranger under our interim credit facility. Charles W. Moore, one of our directors, is a Partner of UBS Capital Americas LLC, which may be considered to be an affiliate of UBS Warburg LLC. UBS Warburg LLC performed certain financial advisory services for us in connection with the Odyssey equity investment and the interim credit facility and received customary compensation.

    On March 31, 2000, we entered into a $350.0 million senior secured Credit Facility with First Union National Bank to replace a credit facility with Lucent through an assignment of the Lucent Credit Facility, as amended, to First Union. The First Union facility provides that availability thereunder may be increased to $475.0 million if we receive additional commitments for $125.0 million from other independent sources.

TAX ALLOCATION AGREEMENT

    On October 29, 1999, we entered into a tax allocation agreement with our wholly-owned subsidiary PF.Net Corp. Pursuant to the tax allocation agreement, PF.Net Corp. is obligated to make payments to us in an amount equal to the amount of income taxes that PF.Net Corp. would have owed on behalf of PF.Net Corp. and its subsidiaries in respect of federal and state income taxes if PF.Net Corp. and its subsidiaries were, for tax purposes, a separate consolidated group. In addition, we are obligated to make payments to PF.Net Corp. in an amount equal to the amount by which the income tax liability that we would have had if PF.Net Corp. and its subsidiaries were not part of our consolidated group exceeds the consolidated federal income tax liability of our consolidated group, including PF.Net Corp. and its subsidiaries.

PF TELECOM SECONDMENT AGREEMENT

    One of our investors, PF Telecom Holdings LLC, which, without giving effect to the exercise of any options or warrants, owns approximately 31% of our outstanding capital stock, and our wholly-owned subsidiary, PF.Net Corp., entered into a Master Secondment Agreement dated November 1, 1999. The term of the agreement lasted until August 1, 2000 and was extended on a monthly basis through December 31, 2000, at which date the agreement was terminated. The agreement provided that PF Telecom would loan certain employees to PF.Net Corp. The seconded employees were the borrowed servants of PF. Net Corp., but remained employees of PF Telecom. PF.Net Corp. had the exclusive direction and control of the seconded employees and had the right to assign any seconded employee to work for an affiliate of PF.Net Corp with the prior consent of PF Telecom. PF Telecom did not have the right to direct or control the seconded employees. PF.Net Corp. had the right to terminate a secondment of an employee and could, with the consent of PF Telecom, make an offer of employment to any seconded employee. PF.Net Corp. would indemnify PF Telecom for any liability arising out of the performance of services under the secondment agreement. PF.Net Corp. would reimburse PF Telecom for all employment and incidental costs of the seconded employees. PF Telecom and PF.Net Corp. will not be deemed affiliates of one another solely due to this agreement. Effective January 1, 2001, all remaining seconded employees became our employees.

KOCH SECONDMENT AGREEMENT

    One of our investors, Koch Telecom Ventures, Inc., which, without giving effect to the exercise of any options or warrants, owns approximately 31% of our outstanding capital stock, and our wholly-owned subsidiary, PF.Net Corp., entered into a Master Secondment Agreement dated October 29, 1999. The term of the agreement lasted until October 29, 2000. The agreement provided that Koch Telecom would loan certain employees to PF.Net Corp. The seconded employees were the borrowed servants of PF. Net Corp., but remained employees of Koch Telecom. PF.Net Corp. had the exclusive direction and control of the seconded employees and had the right to assign any seconded employee to work for an affiliate of PF.Net Corp with the prior consent of Koch Telecom. Koch Telecom did not have the right to direct or control the seconded employees. PF.Net Corp. had the right to terminate a secondment of an employee and could, with the consent of Koch Telecom, make an offer of employment to any seconded employee. PF.Net Corp. would indemnify Koch Telecom for any liability arising out of the performance of services under the secondment agreement. PF.Net Corp. would reimburse Koch

Telecom for all employment and incidental costs of the seconded employees. Effective April 1, 2000, all seconded employees became our employees and the agreement effectively terminated.

OTHER RELATED PARTY TRANSACTIONS

    Stephen Irwin, one of our directors, is of counsel to the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP, which has performed legal services for our company. In connection with these services, Olshan Grundman received fees for legal services during fiscal 2000. Stephen Irwin did not share in the fees we paid to Olshan Grundman. In addition, Stephen Irwin's children and spouse indirectly own approximately 19% of the outstanding membership interests of PF Telecom Holdings LLC. Our wholly owned subsidiary entered into a secondment agreement with PF Telecom Holdings LLC. See "--PF Telecom Secondment Agreement" above in this Item 13.

    Our wholly owned subsidiary has entered into the Amended and Restated Fiber Networks Development Agreement with Sea Breeze Communication Company, an affiliate of Koch Telecom Ventures. Koch Telecom Ventures is a significant stockholder of ours. As part of that agreement, we paid Sea Breeze Communication Company $225,000 and have agreed to pay Sea Breeze Communication Company four annual payments of $375,000 plus out-of-pocket expenses for consulting services. In connection with the Koch agreement, we issued an unsecured subordinated note for $10.0 million to Koch Telecom Ventures, Inc., a subsidiary of Koch
Ventures, Inc. and Koch Industries, Inc. Joseph W. Moeller, one of our directors, is President and Chief Operating Officer of Koch Industries, Inc., John C. Pittenger, one of our directors, is President of Koch Ventures, Inc. and David Duncan, one of our directors, is a Vice President and Chief Financial Officer of Koch Ventures, Inc.

    In addition, on October 29, 1999 PF.Net Corp. entered into the AT&T network development agreement with AT&T Corp.

    At our request, Odyssey Investment Partners provided support to us with respect to our financing efforts in the fourth quarter of 2000 and incurred expenses totaling approximately $225,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.  CONSOLIDATED FINANCIAL STATEMENTS

    The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report.

    2.  FINANCIAL STATEMENT SCHEDULESNone.

    3.  EXHIBITS

    Those Exhibits required to be filed by Item 601 of Regulation S-K are listed on the accompanying exhibit index immediately following the signature page and are filed as part of this Report.

    (b)  REPORTS ON FORM 8-K.

       None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    We have not sent any annual reports or proxy materials to our security holders.

                        VELOCITA CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Deloitte & Touche LLP, Independent Auditors.......    F-2
Consolidated Statements of Operations for the period from
  November 30, 1998 (date of inception) through
  December 31, 2000, for the years ended December 31, 2000
  and 1999, and the period from November 30, 1998 (date of
  inception) through December 31, 1998......................    F-3
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-4
Consolidated Statements of Stockholders' Equity for the
  period from November 30, 1998 (date of inception) through
  December 31, 1998 and the years ended December 31, 1999
  and 2000..................................................    F-5
Consolidated Statements of Cash Flows for the period from
  November 30, 1998 (date of inception) through
  December 31, 2000, for the years ended December 31, 2000
  and 1999, and for the period from November 30, 1998 (date
  of inception) through December 31, 1998...................    F-6
Notes to Consolidated Financial Statements..................    F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Velocita Corp. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Velocita Corp. and Subsidiaries (A Development Stage Company) (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from November 30, 1998 (date of inception) to December 31, 2000, the years ended December 31, 2000 and 1999, and for the period from November 30, 1998 (date of inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Velocita Corp. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the period from November 30, 1998 (date of inception) to December 31, 2000, the years ended December 31, 2000 and 1999, and for the period from November 30, 1998 (date of inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

    The Company was in the development stage during the years ended
December 31, 2000 and 1999 and during the period from November 30, 1998 (date of inception) to December 31, 1998. As discussed in Note 1 to the financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations are dependent on future events, including the Company's ability to obtain adequate financing, the development of an internal infrastructure and management information systems, and the successful completion of and sufficient revenue from its fiber-optic network.

                                          /s/ Deloitte & Touche LLP

February 16, 2001

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD
        FROM NOVEMBER 30, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000,
          FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE
     PERIOD FROM NOVEMBER 30, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998

                                         INCEPTION TO     YEAR ENDED      YEAR ENDED    INCEPTION TO
                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                             2000            2000            1999           1998
                                         -------------   -------------   ------------   ------------
Revenue................................  $     329,713   $     249,862   $    79,851      $      --

Operating expenses:
  Access and network operations........      2,200,605       2,144,290        56,315
  Selling, general, and administrative
    expenses...........................     34,398,947      28,509,054     5,769,108        120,785
  Depreciation and amortization........        985,620         569,272       415,703            645
                                         -------------   -------------   -----------      ---------
    Total operating expenses...........     37,585,172      31,222,616     6,241,126        121,430
                                         -------------   -------------   -----------      ---------
Loss from operations...................    (37,255,459)    (30,972,754)   (6,161,275)      (121,430)
Increase in fair value of put
  warrants (note 7)....................    (45,536,000)    (45,536,000)
Interest income........................     11,806,804      10,818,423       988,381
Interest expense.......................    (23,966,772)    (21,110,634)   (2,856,138)
                                         -------------   -------------   -----------      ---------
Loss before income taxes...............    (94,951,427)    (86,800,965)   (8,029,032)      (121,430)
Provision for income taxes (note 9)....        (12,000)        (10,000)       (2,000)
                                         -------------   -------------   -----------      ---------
Net loss...............................    (94,963,427)    (86,810,965)   (8,031,032)      (121,430)
Accretion of preferred stock
  Dividends and offering costs (note
    7).................................    (16,380,269)    (15,483,169)     (897,100)
                                         -------------   -------------   -----------      ---------
Net loss applicable to common stock....  $(111,343,696)  $(102,294,134)  $(8,928,132)     $(121,430)
                                         =============   =============   ===========      =========
Basic and diluted loss per share.......  $       (1.91)  $       (1.28)  $     (0.22)     $   (0.02)
                                         =============   =============   ===========      =========
Basic and diluted weighted average
  shares outstanding...................     58,295,150      80,000,000    41,060,160      4,965,992
                                         =============   =============   ===========      =========

          See accompanying notes to consolidated financial statements.

                        VELOCITA CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 76,324,530   $107,597,674
  Accounts receivable.......................................    31,887,849          9,475
  Prepaid expenses..........................................       760,512        155,100
  Other current assets......................................     4,387,867
                                                              ------------   ------------
    Total current assets....................................   113,360,758    107,762,249
Property and equipment, net (Note 3)........................   331,924,961     44,120,563
Deferred financing costs, net (Notes 5 and 6)...............    19,940,575     21,410,355
Prepaid lease cost (Note 10)................................    11,153,216
Other assets................................................       361,644         23,635
                                                              ------------   ------------
                                                              $476,741,154   $173,316,802
                                                              ============   ============
       LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable..........................................  $ 37,065,100   $  2,277,456
  Accrued liabilities (Note 4)..............................    36,611,960      2,294,247
  Accrued interest payable..................................     5,208,854      1,797,202
  Fiber-optic network obligation (Note 10)..................     7,279,494     22,752,982
  Deferred revenue (Note 10)................................    14,220,789          4,880
  Contract liability (Note 10)..............................    11,153,216
  Current portion of construction retainage.................     5,693,182
                                                              ------------   ------------
    Total current liabilities...............................   117,232,595     29,126,767
Long-term debt, net of debt discount of $49,707,500 and
  $4,776,050 (Note 6).......................................   175,292,500     61,923,950
Note payable to affiliate (Note 10).........................    11,748,607     10,231,333
Construction retainage......................................     8,957,378
Commitments and contingencies (Note 10)
Redeemable convertible senior preferred stock (Note 7);
  1,250,000 shares authorized; 10% cumulative convertible;
  stated value $100 per share; 1,250,000 and 447,368 shares
  issued and outstanding; stated at liquidation preference
  of $140,319,552 and $45,482,400, net of financing costs of
  $8,031,461 and $8,940,637.................................   132,288,091     36,541,763
Put warrants (Note 7).......................................    71,300,000     25,764,000
Stockholders' (deficit) equity (Notes 5, 6, and 8):
  Common stock, $.01 par value; authorized 400,000,000
    shares; 80,000,000 shares issued and outstanding........       800,000        800,000
  Additional paid-in capital................................    57,076,946     17,986,491
  Unearned compensation.....................................    (2,991,536)      (905,040)
  Deficit accumulated during development stage..............   (94,963,427)    (8,152,462)
                                                              ------------   ------------
    Total stockholders' (deficit) equity....................   (40,078,017)     9,728,989
                                                              ------------   ------------
                                                              $476,741,154   $173,316,802
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                        VELOCITA CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD
        FROM NOVEMBER 30, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998,
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                         COMMON STOCK        ADDITIONAL                      DURING
                                     ---------------------     PAID-IN       UNEARNED     DEVELOPMENT
                                       SHARES      AMOUNT      CAPITAL     COMPENSATION      STAGE          TOTAL
                                     ----------   --------   -----------   ------------   ------------   ------------
Balance, November 30, 1998.........          --   $     --   $        --   $        --    $         --   $         --
  Contribution of capital..........   4,965,992     49,660       485,388                                      535,048
  Net loss.........................                                                           (121,430)      (121,430)
                                     ----------   --------   -----------   -----------    ------------   ------------
Balance, December 31, 1998.........   4,965,992     49,660       485,388                      (121,430)       413,618
  Accretion of preferred stock
    dividend and offering costs....                             (897,100)                                    (897,100)
  Contribution of capital..........  75,034,008    750,340     7,334,003                                    8,084,343
  Issuance of warrants.............                            9,713,000                                    9,713,000
  Compensatory stock option
    grants.........................                            1,351,200      (905,040)                       446,160
  Net loss.........................                                                         (8,031,032)    (8,031,032)
                                     ----------   --------   -----------   -----------    ------------   ------------
Balance, December 31, 1999.........  80,000,000    800,000    17,986,491      (905,040)     (8,152,462)     9,728,989
  Compensatory stock option
    grants.........................                            5,174,624    (2,086,496)                     3,088,128
  Issuance of warrants (Notes 6 and
    10)............................                           54,256,000                                   54,256,000
  Cancellation of warrants (Note
    6).............................                           (4,857,000)                                  (4,857,000)
  Accretion of preferred stock
    dividend and offering costs....                          (15,483,169)                                 (15,483,169)
  Net loss.........................                                                        (86,810,965)   (86,810,965)
                                     ----------   --------   -----------   -----------    ------------   ------------
Balance, December 31, 2000.........  80,000,000   $800,000   $57,076,946   $(2,991,536)   $(94,963,427)  $(40,078,017)
                                     ==========   ========   ===========   ===========    ============   ============

          See accompanying notes to consolidated financial statements.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD
        FROM NOVEMBER 30, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000,
              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
           FOR THE PERIOD FROM NOVEMBER 30, 1998 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1998

                                          INCEPTION TO    YEAR ENDED     YEAR ENDED    INCEPTION TO
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              2000           2000           1999           1998
                                          ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..............................  $(94,963,427)  $(86,810,965)  $ (8,031,032)    $(121,430)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Stock-based compensation expense....     3,534,288      3,088,128        446,160
    Issuance of warrants to executive
      search firm.......................     1,156,000      1,156,000
    Increase in redemption value of put
      warrants..........................    45,536,000     45,536,000
    Amortization of debt discount and
      deferred financing fees...........     5,946,590      5,865,640         80,950
    Write-off deferred finance charges
      for bridge loan...................     9,021,000      9,021,000
    Accrued interest on note payable to
      affiliate.........................     1,748,607      1,517,274        231,333
    Services paid for by affiliates
      (note 8)..........................     2,020,268                     1,899,483       120,785
    Depreciation and amortization.......       985,620        569,272        415,703           645
    Net change in operating assets and
      liabilities (Note 13).............    28,123,558     23,439,740      4,683,818
                                          ------------   ------------   ------------     ---------
      Net cash provided by (used in)
        operating activities............     3,108,504      3,382,089       (273,585)           --
Cash flows from investing activities:
  Purchase of property and equipment....  (315,942,737)  (312,905,963)    (3,036,774)
Cash flows from financing activities:
  Cash Paid for financing fees..........   (24,584,922)    (8,905,310)   (15,679,612)
  Contribution of capital...............     1,490,000      1,490,000
  Proceeds from bridge loan obligation
    and warrants........................    66,700,000                    66,700,000
  Payments on bridge loan obligation....   (66,700,000)   (66,700,000)
  Proceeds from issuance of high yield
    debt and warrants...................   225,000,000    225,000,000
  Proceeds from the issuance of
    preferred stock, net................   115,907,822     80,263,159     35,644,663
  Proceeds received under network
    obligation..........................    71,345,863     48,592,881     22,752,982
                                          ------------   ------------   ------------     ---------
      Net cash provided by financing
        activities......................   389,158,763    278,250,730    110,908,033            --
                                          ------------   ------------   ------------     ---------
Increase (decrease) in cash and cash
  equivalents...........................    76,324,530    (31,273,144)   107,597,674
Cash and cash equivalents,
  beginning of period...................                  107,597,674
                                          ------------   ------------   ------------     ---------
Cash and cash equivalents, end of
  period................................  $ 76,324,530   $ 76,324,530   $107,597,674     $      --
                                          ============   ============   ============     =========

          See accompanying notes to consolidated financial statements.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD
        FROM NOVEMBER 30, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000,
              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
           FOR THE PERIOD FROM NOVEMBER 30, 1998 (DATE OF INCEPTION)
                        TO DECEMBER 31, 1998 (CONTINUED)

                                          INCEPTION TO    YEAR ENDED     YEAR ENDED    INCEPTION TO
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              2000           2000           1999           1998
                                          ------------   ------------   ------------   ------------
Supplemental Disclosures of Cash Flow
  Information -- Cash paid during the
  period for interest...................  $ 26,603,872   $ 25,857,613   $    746,259     $      --
                                          ============   ============   ============     =========
Schedule of Noncash Investing and
  Financing Transactions:
  Contractual obligations incurred for
    the acquisition of equipment........  $     21,593   $         --   $     21,593     $      --
                                          ============   ============   ============     =========
  Increase in network construction-in-
    progress paid for by affiliates
    (Note 3)............................  $  5,109,123   $         --   $  4,694,860     $ 414,263
                                          ============   ============   ============     =========
  Increase in prepaid lease and contract
    liability...........................  $ 11,153,216   $ 11,153,216   $         --     $      --
                                          ============   ============   ============     =========
  Issuance of warrants in connection
    with construction of network (Note
    7)..................................  $ 25,764,000   $         --   $ 25,764,000     $      --
                                          ============   ============   ============     =========
  Contractual obligation incurred for
    network construction-in-progress....  $ 10,000,000   $         --   $ 10,000,000     $      --
                                          ============   ============   ============     =========
  Increase in accounts receivable and
    fiber network obligation (Note
    10).................................  $  7,279,494   $  7,279,494   $         --     $      --
                                          ============   ============   ============     =========
  Increase in accounts receivable and
    reduction in property and
    equipment...........................  $ 23,814,777   $ 23,814,777   $         --     $      --
                                          ============   ============   ============     =========
  Reduction in property and equipment,
    and fiber-optic network
    obligation..........................  $ 22,752,982   $ 22,752,982   $         --     $      --
                                          ============   ============   ============     =========
  Increase in property and equipment,
    accounts payable, accrued expenses
    and construction retainage..........  $ 73,703,539   $ 73,703,539   $         --     $      --
                                          ============   ============   ============     =========
  Increase in other current assets and
    reduction in property and
    equipment...........................  $  3,105,150   $  3,105,150   $         --     $      --
                                          ============   ============   ============     =========
  Increase in accrued expenses and
    deferred financing costs............  $  1,200,000   $  1,200,000   $         --     $      --
                                          ============   ============   ============     =========

          See accompanying notes to consolidated financial statements.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD

        FROM NOVEMBER 30, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000,
          FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE PERIOD FROM NOVEMBER 30, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998

1.  BUSINESS AND BASIS OF PRESENTATION

    BUSINESS--On November 30, 1998, Koch Ventures, Inc. and PF Telecom Holdings, LLC (PF Telecom) formed PF.Net LLC, a Delaware limited liability company (PF.Net). Koch Ventures, Inc. subsequently assigned its ownership interest to Koch Telecom Ventures, Inc. (Koch). In October 1999, the equity members reincorporated PF.Net in Delaware as a C Corporation and formed PF.Net Holdings, Limited, a Delaware corporation (PF.Net Holdings). Concurrently, PF.Net was merged with and into PF.Net Holdings. Subsequent to December 31, 1999, PF.Net Holdings changed its name to PF.Net Communications, Inc. Subsequent to
December 31, 2000, PF.Net Communications, Inc. changed its name to Velocita
Corp. (the "Company").   The Company is building, designing and anticipates
operating a nationwide fiber-optic network to provide broadband capacity, IP data and related network services. Through joint construction arrangements and fiber and conduit swaps, sales and purchases, the Company intends to assemble a low-cost, upgradable nationwide fiber-optic network consisting of approximately 11,300 miles with the capability of expanding up to 18,485 miles reaching 38 of the top 50 metropolitan areas in the continental United States. The Company is currently constructing approximately 6,900 miles of its network and acquiring 4,400 miles of its network through a swap agreement (Note 10).

    In addition to providing a broadband backbone, the Company anticipates providing IP services, colocation services, private line, wavelength and other data and information services. Customers will include wholesale communications carriers, Internet Service Providers, corporations and governmental entities with enterprise network needs.

    A large portion of the network will include three empty conduits that can be used to continuously upgrade and expand the network. Additionally, the Company plans to sell portions of its empty conduit and fiber to other communication intensive companies or service providers. The Company expects to light its first routes during 2001 and it currently expects to have the majority of its U.S. network operational by early 2003. Prior to completing its network, the Company will resell network capacity obtained under agreements with other network providers.

    The fiber-optic network is being built in conjunction with the Company's joint build construction contract with AT&T for the AT&T Next Generation Network. Under the contract, as amended in December 2000, AT&T will pay the Company approximately $300.0 million and provide rights-of-way for the joint construction routes (Note 10).

    The Company believes that its existing financing, proceeds from joint construction payments and proceeds from fiber and conduit sales and leases will fully fund its initial network construction costs. Network expansion, equipment upgrades, or other changes to the Company's initial plan, will require significant additional funding. The Company has entered into a fiber acquisition agreement to expand its network to approximately 18,485 miles and is evaluating the type and generation of data and optical equipment to purchase for its network (Note 10).

    The Company is currently in discussion with vendors for the purchase of optical and data equipment and to provide additional debt and equity financing to the Company. The Company anticipates that vendor discussions will be completed during the second quarter of 2001; however, there can be no assurance that sufficient financing will be obtained for our expanded network.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In the event the Company is unable to obtain additional financing, the Company will be required to curtail its expansion plans or pursue other sources of financing, including the sale of fiber and conduit assets. Although no assurances can be given on obtaining the necessary financing for the expansion, management believes that the Company has financing available to complete the initial construction plan.

    BASIS OF PRESENTATION--The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the reorganization described above, which has been accounted for on a basis similar to a pooling of interests.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Velocita Corp. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances have been eliminated.

    CASH AND CASH EQUIVALENTS--The Company classifies cash on hand, deposits in banks, commercial paper, money market accounts, and other highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

    PROPERTY AND EQUIPMENT is stated at cost. Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Operational assets are amortized over a period of three to seven years, while leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term.

    NETWORK CONSTRUCTION COSTS--Network construction costs are recorded as property and equipment and include all direct material and labor costs and those indirect costs related to network development. Cash received from AT&T for their share of network construction costs is recorded as a reduction to network construction-in-progress (Notes 3 and 10). General and administrative costs are charged to expense as incurred.

    DEFERRED FINANCING COSTS are amortized to interest expense over the life of the respective financing agreement utilizing the effective interest method.

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the assets to the assets' expected future undiscounted cash flows. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

    REVENUE--The Company's revenue to date relates to the resale of private line communications services. The Company records revenue from communications services as the services are provided. Amounts billed in advance of the service period, including relevant setup fees, are deferred.

    DARK FIBER SALES/IRU REVENUE--In June 1999, the FASB issued Interpretation No. 43, REAL ESTATE SALES, AN INTERPRETATION OF FASB STATEMENT NO. 66, which is effective for transactions entered into after June 30, 1999. The interpretation considers dark fiber as integral equipment, and to obtain sales-type lease accounting on fiber sale or lease transactions, title must transfer to the purchaser or lessee. Transactions in which title does not transfer must be accounted for as operating leases and revenue will

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

be recognized over the term of the agreement. The interpretation does not affect the cash flows from dark fiber sales, leases or IRUs; however, it could result in a substantial amount of deferred revenue being recorded. Authoritative accounting guidance is evolving and any changes in the authoritative guidance could affect the accounting for revenue and expenses associated with future transactions.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial Instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these financial instruments. The carrying value of the Company's long-term debt obligations approximates fair value based upon borrowing rates offered to the Company.

    The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, principally through one financial institution, that are uninsured or are in excess of the federally insured limits.

    COMPREHENSIVE LOSS--In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which established standards for the reporting and displaying of comprehensive income and its components. For the periods presented, there was no difference between the Company's net loss applicable to common stock and comprehensive loss.

    SEGMENT REPORTING--The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. The Company currently intends to be a facilities-based provider of fiber-optic network infrastructure that the Company believes to be one business segment with an anticipated group of similar products.

    INCOME TAXES are accounted for in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In the event the future consequences of differences between financial reporting basis and tax basis of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    NET LOSS PER COMMON SHARE--The Company calculates net loss per common share pursuant to SFAS No. 128, EARNINGS PER SHARE (EPS). SFAS No. 128 requires the Company to report basic EPS, as defined therein, which excludes the effect of potentially dilutive securities, and diluted EPS, as defined therein, which includes potentially dilutive securities. The Company had 79,784,988 potentially dilutive

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

securities outstanding that were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for all periods presented.

    STOCK-BASED COMPENSATION--As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company uses the intrinsic method under Accounting Principles Board ("APB") Opinion No. 25 for measurement and recognition of employee stock-based transactions.

    NEW ACCOUNTING PRONOUNCEMENTS--In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company must adopt SFAS No. 133 on January 1, 2001. The Company currently does not use derivative financial instruments and accordingly, we do not anticipate that adoption of SFAS No. 133 will have a material impact on our financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements. SAB 101 was adopted during December 2000 and its application was retroactive to January 1, 2000. Adoption of SAB 101 did not have a material effect on our financial position or results of operations.

    The FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. This interpretation modifies the current practice of accounting for certain stock award agreements and is effective beginning July 1, 2000. The Company has adopted the accounting treatment prescribed by this interpretation, which did not materially impact the Company's financial statements.

    STOCK SPLIT--Effective April 3, 2000, the Company effected a 2-for-1 stock split of its common stock. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT

    The Company is currently constructing its communications network. Costs directly associated with the uncompleted network and interest expense incurred during construction are capitalized based on the average accumulated construction expenditures during the period and the interest rates related to borrowings associated with the construction. During the year ended December 31, 2000, the Company capitalized interest expense of approximately $24.6 million. No interest was capitalized during the year ended December 31, 1999 or for the period from November 30, 1998 (date of inception) through December 31, 1998. Network construction-in-progress is not yet being depreciated, as the assets have not yet been placed in service. As segments of the network are completed and placed in service, they will be depreciated over their estimated useful lives up to 20 years.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Property and equipment consists of the following at December 31:

                                                                  2000          1999
                                                              ------------   -----------
Land........................................................  $  2,108,192   $        --
Office equipment............................................     4,037,894       811,414
Network construction-in-progress............................   326,345,617    43,346,788
                                                              ------------   -----------
                                                               332,491,703    44,158,202
Less accumulated depreciation...............................      (566,742)      (37,639)
                                                              ------------   -----------
                                                              $331,924,961   $44,120,563
                                                              ============   ===========

    Depreciation expense was approximately $539,000 in 2000, $37,000 in 1999 and $645 for the period from November 30, 1998 (date of inception) through December 31, 1998.

4.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following at December 31:

                                                                 2000          1999
                                                              -----------   ----------
Construction costs..........................................  $22,790,622   $  242,720
Employee and payroll costs..................................    7,485,907       86,832
Other accrued liabilities...................................    6,335,431    1,964,695
                                                              -----------   ----------
                                                              $36,611,960   $2,294,247
                                                              ===========   ==========

5.  CREDIT FACILITY

    Effective March 31, 2000, all of the commitments under the Company's credit agreement with Lucent were assigned by Lucent to First Union National Bank and the credit agreement was amended. The line of credit previously provided for borrowings of up to $350.0 million in the form of two term loan facilities, maturing December 31, 2006. As amended, the First Union Credit Agreement provides for, among other things, that availability thereunder may be increased to $475.0 million if the Company receives additional commitments for $125.0 million from other independent sources. The Tranche A facility provides for borrowings of up to $200.0 million, and the Tranche B facility provides for borrowings of up to $150.0 million. The Tranche A facility is comprised of two subfacilities (i) $160.0 million available for the purchase of products and services from Lucent or other vendor product used in the construction of the network and (ii) $40.0 million available to finance general capital expenditures associated with the Company developing its network, as defined. The Tranche B facility provides for borrowings for general capital expenditures associated with the development of the network and working capital needs.

    Borrowings under the credit facility bear interest, at the Company's option, at the following rates per annum: (i) LIBOR (5.4% annual rate as of December 31, 2000) plus an applicable margin ranging between 3.25% to 4.25% per annum based on the Company's consolidated leverage ratio or (ii) a base rate, which is equal to the greater of (a) the current prime rate of certain banks, or
(b) the current U.S. federal funds rate plus 0.5% per annum, plus an applicable margin, ranging from 2.00% to 3.00% per annum based on the status of certain financial leverage ratios. The credit facility matures on December 31, 2006.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    As of December 31, 2000, there were no outstanding borrowings pursuant to this credit facility (Note 12). The credit facility is subject to certain restrictive covenants including minimum route mile completion in accordance with the AT&T Agreement (Note 10), minimum operating results before interest, taxes, depreciation and amortization and certain debt to equity ratios. The Company was in compliance with these covenants as of December 31, 2000. The credit facility is secured by substantially all of the assets of the Company.

    Upon the assignment of the credit agreement to First Union National Bank, Lucent also transferred warrants (originally granted to Lucent) to First Union to purchase 2,828,282 shares of the Company's common stock at $3.51 per share, which the Company believed to be in excess of the fair market value of the stock on the date of grant. The warrants expire on December 31, 2006. The Company has recorded the fair value of these warrants, $4,856,000, as a deferred financing cost, which is being amortized over the term of the credit facility.

6.  LONG-TERM DEBT

    On October 29, 1999, the Company entered into a Bridge Loan with various lenders (collectively, the Lenders). The Bridge Loan provided for borrowings not to exceed $225.0 million and was a predecessor facility to a permanent financing obtained during fiscal 2000. The Bridge Loan terminated on May 10, 2000 in connection with the private placement described below and the principal and accrued interest thereon was repaid. In connection with the Bridge Loan, the Company entered into a warrant agreement providing the lenders the right to purchase 1,728,326 shares of the Company's common stock at $0.01 per share. The warrants granted were terminated on May 10, 2000 concurrent with the private placement and total deferred financing costs of approximately $9.0 million were charged to interest expense in the accompanying financial statements.

    On May 10, 2000, the Company completed the private placement of 225,000 units consisting of 13.75% senior notes payable (the "Senior Notes"), with a stated principal amount of $225.0 million and warrants to purchase 8,296,296 shares of the Company's common stock for $0.01 per share. The estimated value of the warrants, $53.1 million, has been reflected as a debt discount with a corresponding increase to warrants. The debt discount and associated debt issuance costs are being charged to interest expense over the ten-year term of the notes. Interest on the notes will be payable semiannually in arrears and payments commenced on November 15, 2000. The Company used the net proceeds from the Senior Notes offering to repay in full and retire the outstanding indebtedness under the Bridge Loan. The Company will also use the proceeds to finance the construction of its Network. On July 18, 2000, the Company completed an exchange offer of publicly tradable notes (the "Exchange Notes") for $190.0 million of its outstanding Senior Notes pursuant to a registration statement on Form S-4 declared effective by the Securities and Exchange Commission on July 18, 2000. The Company is required to file a registration statement for certain holders of the Senior Notes who could not participate in the exchange offer. The deadline for the filing of this registration statement was January 5, 2001 and the statement has not been filed as of the date of these financial statements. Subsequent to January 5, 2001 and for a period of 90 days, the interest rate associated with the Senior Notes held by these parties increased by 0.50 percent and will increase an additional 0.50 percent on April 5, 2001 if the registration statement is not filed as of that date. Subsequent to April 5, 2001 there will be no further increases to the interest rate applicable to the Senior Notes as it relates to the registration requirement.

    The Exchange Notes are subject to redemption at the option of the Company, in whole or in part, at any time or from time to time on or after May 15, 2005, plus accrued and unpaid interest thereon to

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the redemption date, if redeemed during the twelve months beginning May 15, of the years indicated below:

YEAR                                                           REDEMPTION PRICE
----                                                           ----------------
2005........................................................       106.875%
2006........................................................       104.583%
2007........................................................       102.291%
2008 and thereafter.........................................       100.000%

    In addition, at any time or from time to time prior to May 15, 2003, the Company may redeem up to 35% of the aggregate principal amount of the Exchange Notes at a redemption price equal to 113.75% of the principal amount of the Exchange Notes redeemed, plus accrued and unpaid interest thereon to the redemption date. The Exchange Notes are senior, unsecured obligations of the Company, ranking equally in right of payment with all existing and future senior unsecured obligations and will rank senior to all of its existing and future subordinated indebtedness.

7.  REDEEMABLE SECURITIES

    REDEEMABLE CONVERTIBLE SENIOR PREFERRED STOCK--On October 29, 1999, the Company issued 447,368 shares of redeemable convertible senior preferred stock ("Preferred Stock") for approximately $35.6 million, net of offering costs of approximately $9.1 million. Holders of the Preferred Stock may convert the value of their shares, in whole or in part, into common stock by dividing the liquidation preference by the conversion price of $2.8125 per share. On May 10, 2000, the Company completed a private placement of 802,632 shares of the Company's Preferred Stock. The offerings during 2000 yielded proceeds of approximately $80.3 million and the terms are substantially similar to those described below. The Preferred Stock may convert to common stock upon the consummation of a firm commitment for an underwritten public offering by the Company of its common stock with the written consent of the holders of at least a majority of the shares of Preferred Stock. The Preferred Stock further provides for mandatory redemption by the Company of all outstanding shares at the liquidation preference amount on the earlier of (1) February 1, 2011, or
(2) 91 days after the maturity of the Senior Notes described above. The Preferred Stock has a liquidation preference of $100 per share increased by any unpaid dividends. Dividends on the Preferred Stock are cumulative from the date of issuance at an annual rate equal to the liquidation preference times 10% compounded quarterly, payable in increases in the liquidation preference of the Preferred Stock. The holders of Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of common stock. The Preferred Stock is senior to the Company's common stock with respect to dividend distributions and distributions on liquidation.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In connection with the issuance of Preferred Stock, the Company granted to the initial holders of Preferred Stock contingent warrants to purchase up to 14 percent of the Company's common stock calculated on a fully diluted basis at an exercise price of $0.01 per share. The number of shares to be issued under the warrant, if any, is dependent on the Company meeting certain sales criteria, as defined, through April 30, 2002. To the extent that the Company meets the sales criteria, the warrants will become null and void. The Company will record the fair value of these warrants, if any, when the issuance of the warrant is probable and the number of shares becomes reasonably determinable.

    In connection with the issuance of Preferred Stock, the Company issued contingent warrants to PF Telecom and Koch to purchase up to 20,202,024 shares of the Company's common stock at $2.8125 per share, the estimated fair value of the common stock on the date of grant. The number of shares that will become exercisable under the warrant, if any, is dependent on the Company completing certain equity transactions, as defined. The warrants expire on December 28, 2005. The Company will record the fair value of these warrants as equity issuance costs when the issuance of the warrant is probable and the number of shares becomes reasonably determinable.

    PUT WARRANTS--In connection with a network construction agreement with AT&T (Note 10), the Company issued a warrant to AT&T (the Put Warrants) to purchase 14,141,414 shares of the Company's common stock at $2.8125 per share, the estimated fair value of the Company's common stock at the date of grant. In the event that the Company does not complete an initial public offering by October 29, 2004, the holder of the warrants shall have the right to require the Company to repurchase the unexercised shares at the difference between the warrant exercise price and the fair market price of the Company's common stock on the date of repurchase. If the Company is unable to pay cash or if debt terms prohibit payment of cash for the repurchase, the Company shall use commercially reasonable efforts to provide substitute consideration, including subordinated indebtedness or preferred equity. The Put Warrants expire October 29, 2004 or, in the event the Company has not completed an initial public offering by October 29, 2004, they will expire on October 29, 2006. The Company recorded the initial fair value of these warrants upon issuance, approximately
$25.8 million, as network construction-in-progress and a corresponding liability. The Company recognizes changes to the fair market value of the Put Warrants in earnings. For the year ended December 31, 2000, the Company recorded a noncash charge of approximately $45.5 million to reflect the increase in the fair value of the Put Warrants.

8.  STOCKHOLDERS' EQUITY

    COMMON STOCK--During the year ended December 31, 1999, and the period from November 30, 1998 (date of inception) through December 31, 1998, the equity members of the Company's predecessor contributed $8,084,343 and $535,048 to the Company, respectively, of which $7,129,391 was in the form of salary and services paid for at cost by the individual affiliated companies.

    STOCK PURCHASE WARRANTS--In connection with retaining the Company's Chief Executive Officer, the Company granted a warrant to an executive search firm to purchase 333,333 shares of the Company's common stock for $6.40 for a period of four years. As the warrant was granted to a third party recruiting firm, the Company recorded expense equal to the fair value of the warrant totaling approximately $1.2 million.

    STOCK OPTIONS--The Company has an Equity Incentive Plan (the "Plan") as amended and restated effective July 12, 2000, under which officers, employees, non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock. The

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maximum number of shares of the Company's common stock available for issuance under the Plan is 25.0 million shares. As of December 31, 2000, the maximum number of shares available for future grant under the Plan is 4,356,300 shares. The Plan allows for the issuance of incentive stock options to employees ("ISO") and nonqualified stock options ("NQSO"). As of December 31, 2000, no ISOs have been granted under the Plan. Options granted under the plan generally have an exercise price of fair market value, a term of seven years and vest over four years. The Plan contains provisions that allow for the acceleration of the vesting period of outstanding option awards under certain conditions upon a change in control of the Company, as defined.

    Additional information with respect to the warrant grants and the Plan is as follows:

                                         STOCK OPTIONS             WARRANTS
                                     ---------------------   ---------------------
                                                  WEIGHTED                WEIGHTED
                                                  AVERAGE                 AVERAGE
                                     NUMBER OF    EXERCISE   NUMBER OF    EXERCISE
                                       SHARES      PRICE       SHARES      PRICE
                                     ----------   --------   ----------   --------
Outstanding at December 31, 1998...          --    $  --             --    $  --
  Granted..........................   3,672,000     2.45     16,969,696     2.93
                                     ----------    -----     ----------    -----
Outstanding at December 31, 1999...   3,672,000     2.45     16,969,696     2.93
  Granted..........................  19,120,100     6.10     10,358,025     0.22
  Forfeited........................  (2,148,400)    5.32             --       --
  Canceled.........................          --       --     (1,728,396)    0.01
                                     ----------    -----     ----------    -----
Outstanding at December 31, 2000...  20,643,700    $5.53     25,599,325    $2.03
                                     ==========    =====     ==========    =====
Weighted-average grant-date fair
  value of options/warrants granted
  in:
  1999
    Market price = exercise
      price........................                $1.69                   $1.69
    Market price > exercise
      price........................                $1.90
    Market price < exercise
      price........................                                        $1.55
  2000
    Market price = exercise
      price........................                $4.57                   $3.48
    Market price > exercise
      price........................                $5.27                   $6.39

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following tables summarize information about stock options and warrants outstanding and exercisable at December 31, 2000:

                                         STOCK OPTIONS OUTSTANDING                     WARRANTS OUTSTANDING
                                  ----------------------------------------   -----------------------------------------
                                                   WEIGHTED                                   WEIGHTED
                                                   AVERAGE        WEIGHTED                     AVERAGE        WEIGHTED
           RANGE OF                               REMAINING       AVERAGE                     REMAINING       AVERAGE
           EXERCISE               NUMBER OF    CONTRACTUAL LIFE   EXERCISE   NUMBER OF       CONTRACTUAL      EXERCISE
            PRICES                  SHARES        (IN YEARS)       PRICE       SHARES      LIFE (IN YEARS)     PRICE
-------------------------------   ----------   ----------------   --------   ----------   -----------------   --------
$0.01..........................           --           --          $   --     8,296,296          9.4           $0.01
$1.97..........................    1,600,000          3.8            1.97            --           --              --
$2.8125-3.51...................    3,027,600          6.5          2.8125    16,969,696          5.8            2.93
$6.40..........................   16,016,100          6.8            6.40       333,333          3.7            6.40
                                  ----------          ---          ------    ----------          ---           -----
 ...............................   20,643,700          6.5          $ 5.53    25,599,325          6.9           $2.03
                                  ==========          ===          ======    ==========          ===           =====

                                            STOCK OPTIONS EXERCISABLE         WARRANTS EXERCISABLE
                                           ----------------------------   -----------------------------
                RANGE OF                   NUMBER OF   WEIGHTED AVERAGE   NUMBER OF    WEIGHTED AVERAGE
            EXERCISE PRICES                 SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
----------------------------------------   ---------   ----------------   ----------   ----------------
$1.97...................................     888,888             $1.97            --              $--
$2.8125-3.51............................     976,757            2.8125    16,969,696             2.93
$6.40...................................   1,760,000              6.40       333,333             6.40
                                           ---------     -------------    ----------    -------------
 ........................................   3,625,645             $4.35    17,303,029            $2.99
                                           =========     =============    ==========    =============

    The total compensation cost related to employee stock options and employee severance agreements for the years ended December 31, 2000 and 1999 was $3,088,128 and $446,160, respectively. There was no compensation cost recognized during the period from November 30, 1998 (date of inception) through December 31, 1998.

    The Company has elected to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES in accounting for its stock options. If the Company used FASB No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to determine compensation costs based on the fair value at the grant date for stock options issued, net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                  2000           1999
                                                              -------------   -----------
Net loss applicable to common stock:
  As reported...............................................  $(102,294,134)  $(8,928,132)
  Pro forma.................................................   (109,829,435)  (10,051,132)
Basic and diluted loss per share:
  As reported...............................................  $       (1.28)  $     (0.22)
  Pro forma.................................................          (1.37)        (0.24)

    These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, expected life of the option, estimated volatility of the stock (based on market volatility of established competitors), expected dividend payments, and the

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted during the years ended December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
Risk free interest rate.....................................    5.0%       6.0%
Expected volatility of common stock.........................     88%        65%
Dividend yield..............................................      0%         0%
Expected life of options (in years).........................      5          5

    The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of subjective assumptions and changes in these assumptions can materially affect the fair value of the options. The Company's options do not have the characteristics of traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

9.  INCOME TAXES

    Through September 1999, the Company was taxed as a limited liability company under the provisions of the federal and state tax codes. Under federal laws, taxes based on income of a limited liability company are payable by the members of the Company individually. Accordingly, no provision for income taxes has been provided in the accompanying financial statements for the period November 30, 1998 (date of inception) to December 31, 1998. In October 1999, the Company converted to a C corporation and became subject to regular federal and state income taxes on an ongoing basis.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The provision for income taxes consists of the following for the years ended December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
Current:
  Federal...................................................  $    --     $   --
  State.....................................................   10,000      2,000
                                                              -------     ------
    Total provision.........................................  $10,000     $2,000
                                                              =======     ======

    Deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:

                                                                2000          1999
                                                            ------------   -----------
Deferred income tax asset attributable to:
  Net operating loss carryforward.........................  $ 12,093,000   $   769,000
  Amortization of stock purchase warrants.................    19,865,000
  Accrued compensation....................................     2,435,000
  Start-up costs..........................................       643,000     2,703,000
  Other...................................................       649,000
                                                            ------------   -----------
    Total deferred income tax asset.......................    35,685,000     3,472,000
Deferred income tax liabilities attributable to:
  Accumulated depreciation................................      (120,000)
  Other...................................................       (77,000)
                                                            ------------   -----------
    Total deferred income tax liabilities.................      (197,000)           --
Net deferred income tax asset before valuation
  allowance...............................................    35,488,000     3,472,000
  Valuation allowance.....................................   (35,488,000)   (3,472,000)
                                                            ------------   -----------
    Net deferred income tax asset.........................  $         --   $        --
                                                            ============   ===========

    Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory rate to the provision for income taxes for the years ended December 31, 2000 and 1999.

                                                                2000       1999
                                                              --------   --------
Tax benefit at U.S. statutory rate..........................   (35.0)%    (35.0)%
State income taxes, net of federal tax benefit..............    (4.5)      (8.6)
Benefit of lower tax brackets...............................      --        1.0
Recording of deferred income tax assets in connection with
  conversion to C corporation...............................      --       (0.6)
Operating losses for which no tax benefit was recognized....     0.5         --
Change in valuation allowance...............................    39.0       43.2
                                                               -----      -----
Provision for income tax....................................     0.0%       0.0%
                                                               =====      =====

    At December 31, 2000, the Company had federal and state tax loss carryforwards of approximately $30.6 million, which will expire in varying amounts beginning in 2019.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT AGREEMENTS--The Company has entered into employment agreements with certain officers and employees of the Company, committing the Company to an aggregate annual compensation of approximately $3.0 million, $2.4 million, $1.4 million and $667,000 for the years ended December 31, 2001, 2002, 2003 and 2004, respectively. These amounts include amounts to be paid to a former officer of the Company under a separation agreement.

    On May 10, 2000, the Company retained its Chairman of the Board pursuant to a three-year agreement entitling the Chairman to a fee of not less than $400,000 per annum, subject to adjustment upon the occurrence of certain events.

    On September 1, 2000, the Company retained its President, Internet and Advanced Data and Video Services pursuant to a four-year agreement entitling the President to a fee of not less than $300,000 per annum. In March 2001, he became the Chief Technology Officer of the Company.

    LEASES--During the period from November 30, 1998 (date of inception) through December 31, 2000, the Company has leased a building under an operating lease from a former member of the Board of Directors for a monthly fee of $4,000. The Company leases approximately 50,000 square feet of space in Reston and Herndon, Virginia and approximately 10,000 square feet of space in Short Hills, New Jersey under leases expiring in August 2001, December 2001 and January 2006, respectively. Rent expense was $413,000, $75,000 and zero for the years ended December 31, 2000, December 31, 1999 and for the period from November 30, 1998 (date of inception) to December 31, 1998, respectively.

    A summary of operating lease commitments as of December 31, 2000, is as follows:

Year ending December 31:
2001                                                          $ 3,360,646
2002                                                            2,649,208
2003                                                            2,602,896
2004                                                            2,547,451
2005                                                            2,469,462
Thereafter..................................................   14,597,277
                                                              -----------
Total future minimum lease payments.........................  $28,226,940
                                                              ===========

    AT&T--On October 29, 1999, the Company entered into an agreement with AT&T (the "AT&T Agreement") providing for the construction of a fiber-optic network. The AT&T Agreement, as amended on December 9, 2000, provides that AT&T will share in the cost of the Company's construction of approximately 6,200 miles of the total 6,900-mile constructed portion of our network on a per mile basis, of which AT&T's share is estimated to be $300.0 million. This amount will be received in monthly payments through approximately the third quarter of 2002. At December 31, 2000, the Company had recorded approximately $31.1 million due from AT&T under the AT&T Agreement as accounts receivable.

    The AT&T Agreement contains certain restrictive covenants, including the requirement to complete the development of certain routes within a specified period of time. If the Company violates any of the restrictive covenants without proper cure within a specific period of time, AT&T may terminate the AT&T Agreement.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    On December 9, 2000, the Company entered into a separate agreement with AT&T to acquire approximately 7,200 miles of dark fiber within a network currently being constructed by AT&T. In connection with this agreement, the Company recorded the initial $11.2 million payment immediately due under the agreement as prepaid lease costs and a related contract liability. The total cost of this dark fiber acquisition is expected to be approximately $112 million, payable through 2002. In the event of cancellation prior to final performance of the contract, the Company would owe a $10.0 million cancellation penalty. The initial deposit of $11.2 million could be used to acquire select assets of the Company's choosing at predetermined prices.

    SEA BREEZE COMMUNICATIONS COMPANY--Pursuant to an amended and restated Fiber-Optic Networks Development Agreement (the "SBCC Agreement") dated
October 29, 1999, and subject to certain limitations therein, Sea Breeze Communications Company ("SBCC"), an affiliate of Koch, granted the Company a three-year exclusive option to designate and develop fiber-optic networks along SBCC's pipeline rights of way ("SBCC Assets"). Certain provisions in the SBCC Agreement apply the Company's rights to pipeline rights of way subsequently acquired by Koch or affiliates of Koch. Further, the Company shall have the ability to acquire available pipeline, as defined, for use along its network.

    Upon designation of its intent to construct the fiber-optic network along routes utilizing SBCC Assets, the Company shall acquire an indefeasible right of use in the SBCC Assets subject to the terms and conditions included in the SBCC Agreement. Further, the Company shall be required to complete its development of any such routes within a specified period of time. The SBCC Agreement expires in April 2003.

    In exchange and in full payment for the rights associated with the SBCC Agreement, the Company issued to Koch Telecom Ventures, Inc. a note in the amount of $10 million. Borrowings accrue interest at 13.75% per annum payable semi-annually in arrears on February 1 and November 1 of each year, commencing on February 1, 2000. Interest is compounded quarterly and shall be paid at maturity, which shall be the earlier of a qualified equity offering as defined in the agreement or ten years from the issuance of the note. This note payable plus accrued interest has been classified as a note payable to affiliate on the balance sheet. In addition, the Company shall pay to Koch Telecom
Ventures, Inc. or an affiliate an annual fee of $375,000 for certain consultation services provided pursuant to the SBCC Agreement.

    TOUCH AMERICA--On February 25, 2000, the Company entered into a conduit and fiber-optic swap agreement with Touch America (the "Agreement") that will provide the Company with a combination of fiber and conduit over an additional 4,400 route miles of its network and approximately $48.5 million (subject to adjustment) in exchange for a combination of fiber and conduit over approximately 5,900 route miles of the Company's network. At December 31, 2000, the Company had recorded approximately $582,000 due under the Agreement as accounts receivable. All amounts previously paid have been recorded as deferred revenue as of December 31, 2000. Once the Company and Touch America complete the construction of their networks under the Agreement, the swap transaction will occur.

    LITIGATION--The Company is a party to various claims involving employee matters. Management believes that the claims are without merit and the Company intends to vigorously defend against them. Resolution of these matters is not
expected to have a material adverse effect on the Company.   From time to time,
the Company may be party to various other legal proceedings arising in the ordinary course of business, including issues related to obtaining rights of way. Management of the Company

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

does not believe these legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

11.  RELATED PARTY TRANSACTIONS

    During the year ended December 31, 2000, the Company utilized leased employees under secondment agreements from both PF Telecom Holdings, Inc. ("PF Telecom") and Koch Ventures, Inc. ("Koch"). The aggregate payments made to PF Telecom and Koch personnel for payroll, travel and entertainment expenses were approximately $1.8 million and $538,000, respectively. The Company also paid a financing fee of $300,000 to Koch Industries, the parent of Koch, in connection with the Company's high yield debt offering. The Koch secondment agreement terminated on February 29, 2000 and the PF Telecom secondment agreement terminated on December 31, 2000.

    A director of the Company is of counsel to the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP, which has performed legal services for our company. In connection with these services, Olshan Grundman received fees for legal services of approximately $16,000 and $362,000 during 2000 and 1999, respectively. The Director does not share in the fees we pay to Olshan Grundman.

12.  SUBSEQUENT EVENTS

    In January and February 2001, the Company borrowed $75.0 million under the Tranche A facility of the First Union Credit Agreement (Note 5). The borrowing bears interest at the three-month LIBOR (5.75 percent as of January 19, 2001) plus a spread of 4.25 percent and is payable quarterly. The Company also borrowed $25.0 million under the Tranche B facility bearing interest at the one-month LIBOR (5.9375 percent as of January 19, 2001) plus a spread of
4.25 percent payable monthly. Proceeds from the borrowings will be used to finance the construction of our Network and for working capital needs.

13.  SUPPLEMENTARY CASH FLOW STATEMENT DATA

    A summary of the cash flow effects of the increase (decrease) in operating assets and liabilities is presented below for the period from November 30, 1998 (date of inception) through December 31, 2000, the years ended December 31, 2000 and 1999 and for the period from November 30, 1998 (date of inception) through December 31, 1998:

                                                                                           INCEPTION TO
                                              INCEPTION TO    YEAR ENDED     YEAR ENDED      DECEMBER
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,       31,
                                                  2000           2000           1999           1998
                                              ------------   ------------   ------------   ------------
Accounts receivable.........................  $  (124,326)   $  (114,851)    $   (9,475)    $      --
Prepaid expenses............................     (760,512)      (605,412)      (155,100)
Other current assets........................   (1,282,717)    (1,282,717)
Other assets................................     (394,409)      (367,967)       (26,442)
Accounts payable............................    2,558,311        280,855      2,277,456
Accrued liabilities.........................    9,366,820      8,571,523        795,297
Accrued interest payable....................    5,208,854      3,411,652      1,797,202
Deferred revenue............................   13,551,537     13,546,657          4,880
                                              -----------    -----------     ----------     ---------
Net increase in operating assets and
  liabilities...............................  $28,123,558    $23,439,740     $4,683,818     $      --
                                              ===========    ===========     ==========     =========

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       VELOCITA CORP.
                                                       Registrant

March 30, 2001                                         By:  /s/ KIRBY G. PICKLE, JR.
                                                            -----------------------------------------
                                                            Name: Kirby G. Pickle, Jr.
                                                            Title:  Chief Executive Officer and
                                                            Director

March 30, 2001                                         By:  /s/ DAVID L. TAYLOR
                                                            -----------------------------------------
                                                            Name: David L. Taylor
                                                            Title:  Vice President, Chief Financial
                                                            Officer and Treasurer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of Velocita Corp. do hereby constitute and appoint Kirby G. Pickle, Jr. or David L. Taylor, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
              /s/ KIRBY G. PICKLE, JR.
     -------------------------------------------       Chief Executive Officer and    March 30, 2001
                Kirby G. Pickle, Jr.                     Director

                 /s/ DAVID L. TAYLOR                   Chief Financial Officer,
     -------------------------------------------         Vice President, Finance      March 30, 2001
                   David L. Taylor                       and Treasurer

                /s/ ROBERT ANNUNZIATA
     -------------------------------------------       Chairman                       March 30, 2001
                  Robert Annunziata

                 /s/ MUZZAFAR MIRZA
     -------------------------------------------       Director                       March 30, 2001
                   Muzzafar Mirza

                  /s/ SHARYAR AZIZ
     -------------------------------------------       Director                       March 30, 2001
                    Sharyar Aziz

                  /s/ STEPHEN IRWIN
     -------------------------------------------       Director                       March 30, 2001
                    Stephen Irwin

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                   /s/ BRIAN KWAIT
     -------------------------------------------       Director                       March 30, 2001
                     Brian Kwait

                   /s/ JOE MOELLER
     -------------------------------------------       Director                       March 30, 2001
                     Joe Moeller

                  /s/ CHARLES MOORE
     -------------------------------------------       Director                       March 30, 2001
                    Charles Moore

                 /s/ JOHN PITTENGER
     -------------------------------------------       Director                       March 30, 2001
                   John Pittenger

                  /s/ DAVID DUNCAN
     -------------------------------------------       Director                       March 30, 2001
                    David Duncan

                               INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------                                ----------------------
          3.1           Certificate of Incorporation, filed on October 25, 1999, of
                        Velocita Corp. (formerly PF.Net Communications, Inc.)
                        (formerly PF.Net Holdings, Limited) (incorporated herein by reference to Exhibit 3.1 of Velocita Corp.'s Registration
                        Statement on Form S-4 filed on June 19, 2000 (File
                        No. 333-39646)).

          3.2           Certificate of Amendment, filed on April 3, 2000, to the
                        Certificate of Incorporation of Velocita Corp. (formerly
                        PF.Net Communications, Inc.) (formerly PF.Net Holdings,
                        Limited) (incorporated herein by reference to Exhibit 3.2 of
                        Velocita Corp.'s Registration Statement on Form S-4 filed on
                        June 19, 2000 (File No. 333-39646)).

          3.3           Certificate of Amendment, filed on January 19, 2001, to the
                        Certificate of Incorporation of Velocita Corp. (formerly
                        PF.Net Communications, Inc.) (formerly PF.Net Holdings,
                        Ltd.)

          3.4           Certificate of Designations, filed on October 29, 1999, of
                        Series A Senior Cumulative Convertible Preferred Stock of
                        Velocita Corp. (formerly PF.Net Communications, Inc.).
                        (formerly PF.Net Holdings, Limited) (incorporated herein by reference to Exhibit 3.3 of Velocita Corp.'s Registration
                        Statement on Form S-4 filed on June 19, 2000 (File No.
                        333-39646)).

          3.5           By-Laws of Velocita Corp. (incorporated herein by reference to Exhibit 3.4 of Velocita Corp.'s Registration Statement on
                        Form S-4 filed on June 19, 2000 (File No. 333-39646))

          4.1           The indenture, dated May 10, 2000 among Velocita Corp. and
                        United States Trust Company of New York, as trustee,
                        relating to the $225,000,000 in aggregate principal amount of 13 3/4% Senior Notes due 2010 and the registered 13 3/4%
                        Senior Notes due 2010 (incorporated herein by reference to
                        Exhibit 4.1 of Velocita Corp.'s Registration Statement on
                        Form S-4 filed on June 19, 2000 (File No. 333-39646)).

          4.2           Specimen Certificate of 13 3/4% Senior Notes due 2010
                        (included in Exhibit 4.1 hereto).

          4.3           Specimen Certificate of the registered 13 3/4% Senior Notes due 2010 (included in Exhibit 4.1 hereto).

          4.4           Registration Rights Agreement, dated May 10, 2000 among
                        Velocita Corp., UBS Warburg LLC and Credit Suisse First
                        Boston Corporation (incorporated herein by reference to Exhibit 4.4 of Velocita Corp.'s Registration Statement on
                        Form S-4 filed on June 19, 2000 (File No. 333-39646)).

         10.1           Fiber-Optic System Agreement, dated as of October 29, 1999, between PF.Net Corp. and AT&T Corp. (incorporated herein by reference to Exhibit 10.1 of Velocita Corp.'s Amendment
                        No. 1 to Registration Statement on Form S-4 filed on July
                        17, 2000 (File No. 333-39646)).

         10.2 Amendment No. 1 to the Fiber-Optic System Agreement, dated as of May 5, 2000, between PF.Net Corp. and AT&T Corp.
                        (incorporated herein by reference to Exhibit 10.2 of Velocita Corp.'s Amendment No. 1 to Registration Statement on Form S-4 filed on July 17, 2000 (File No. 333-39646)).

         10.3           Amendment No. 2 to the Fiber-Optic System Agreement, dated as of December 6, 2000, between PF.Net Corp. and AT&T Corp.

         10.4           Fiber Sale Agreement, dated as of December 9, 2000, between
                        PF.Net Corp. and AT&T Corp.

         10.5 Amended and Restated Fiber Networks Development Agreement, dated as of October 29, 1999, between PF.Net Corp. and Sea
                        Breeze Communication Company (incorporated herein by reference to Exhibit 10.3 of Velocita Corp.'s Registration
                        Statement on Form S-4 filed on June 19, 2000 (File
                        No. 333-39646)).

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------                                ----------------------
         10.6           Amendment No. 1 to the Amended and Restated Fiber Networks
                        Development Agreement, dated as of March 17, 2000, between
                        Sea Breeze Communication Company, PF.Net Corp. and PF.Net
                        Network Services Corp. (incorporated herein by reference to
                        Exhibit 10.4 of Velocita Corp.'s Registration Statement on
                        Form S-4 filed on June 19, 2000 (File No. 333-39646)).

         10.7           Credit Agreement, dated as of October 29, 1999, among PF.Net
                        Corp., as borrower, the lenders party thereto, and First
                        Union National Bank as administrative agent and syndication agent (incorporated herein by reference to Exhibit 10.5 of
                        Velocita Corp.'s Registration Statement on Form S-4 filed on
                        June 19, 2000 (File No. 333-39646)).

         10.8           First Amendment to Loan Documents, dated as of March 31,
                        2000, among Velocita Corp., PF.NetCorp., and each of the
                        subsidiaries of PF.Net Corp., First Union National Bank, as administrative agent, the lenders, State Street Bank and
                        Trust Company, as corporate trustee and Patrick Thebado, as individual trustee (incorporated herein by reference to
                        Exhibit 10.6 of Velocita Corp.'s Registration Statement on
                        Form S-4 filed on June 19, 2000 (File No. 333-39646)).

         10.9           Trust Agreement, dated as of October 29, 1999, among PF.Net
                        Corp., State Street Bank and Trust Company, as Corporate
                        Trustee and Patrick Thebado, as individual trustee
                        (incorporated herein by reference to Exhibit 10.7 of
                        Velocita Corp.'s Registration Statement on Form S-4 filed on
                        June 19, 2000 (File No. 333-39646)).

        10.10           Stockholders Agreement, dated as of October 29, 1999, among
                        Velocita Corp., John Warta, Georgiana Warta, Karen Irwin,
                        Treg Ventures LLC, Koch Telecom Ventures, Inc., PF Telecom
                        Holdings, LLC, GLW Ventures LLC, Odyssey Coinvestors, LLC,
                        Odyssey Investment Partners Fund, LP, Warburg Dillon Read
                        LLC, UBS Capital II LLC, Credit Suisse First Boston and
                        Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.8 of Velocita Corp.'s Amendment No. 1 to
                        Registration Statement on Form S-4 filed on July 17, 2000
                        (File No. 333-39646)).

        10.11           Amendment No. 1 to the Stockholders Agreement, dated as of
                        March 31, 2000, among Velocita Corp., Odyssey Investment
                        Partners Fund, LP, Koch Telecom Ventures, Inc., PF Telecom
                        Holdings LLC and UBS Captial II LLC (incorporated herein by reference to Exhibit 10.9 of Velocita Corp.'s Registration
                        Statement on Form S-4 filed on June 19, 2000 (File
                        No. 333-39646)).

        10.12           Amendment No. 2 to the Stockholders Agreement, dated as of
                        May 10, 2000, among Velocita Corp., Odyssey Investment
                        Partners Fund, LP, Koch Telecom Ventures, Inc., PF Telecom
                        Holdings LLC, UBS Capital II LLC, UBS Warburg LLC, Credit
                        Suisse First Boston and First Union Investors, Inc.
                        (incorporated herein by reference to Exhibit 10.10 of
                        Velocita Corp.'s Registration Statement on Form S-4 filed on
                        June 19, 2000 (File No. 333-39646)).

        10.13           Promissory Note, dated as of October 29, 1999, issued by
                        Velocita Corp., Inc. to Koch Telecom Ventures, Inc. in
                        principal amount of $10.0 million (incorporated herein by
                        reference to Exhibit 10.11 of Velocita Corp.'s Registration
                        Statement on Form S-4 filed on June 19, 2000 (File
                        No. 333-39646)).

        10.14 Master Secondment Agreement, dated as of November 1, 1999, between PF.Net Corp. and PF Telecom, LLC (incorporated herein by reference to Exhibit 10.12 of Velocita Corp.'s
                        Registration Statement on Form S-4 filed on June 19, 2000
                        (File No. 333-39646)).

        10.15           Amendment Number One to the Master Secondment Agreement
                        dated as of November 1, 1999 between PF.Net Corp. and PF
                        Telecom LLC (incorporated herein by reference to
                        Exhibit 10.13 of Velocita Corp.'s Registration Statement on
                        Form S-4 filed on June 19, 2000 (File No. 333-39646)).

        10.16           Master Supply, Services and System Agreement, dated as of
                        August 6, 1999, between PF.Net Network Services Corp.
                        (formerly PF.Net, LLC) and Lucent Technologies Inc.
                        (incorporated herein by reference to Exhibit 10.14 of
                        Velocita Corp.'s Registration Statement on Form S-4 filed on
                        June 19, 2000 (File No. 333-39646)).

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------                                ----------------------
        10.17           Assignment and Assumption of Master Supply, Services and
                        System Agreement, dated October 29, 1999, from PF.Net
                        Network Services, Inc. to PF.Net Supply Corp. (incorporated herein by reference to Exhibit 10.15 of Velocita Corp.'s
                        Registration Statement on Form S-4 filed on June 19, 2000
                        (File No. 333-39646)).

        10.18           Amendment Number One to the Master Supply, Services, and
                        System Agreement, dated March 29, 2000, between PF.Net
                        Supply Corp. and Lucent Technologies, Inc. (incorporated herein by reference to Exhibit 10.16 of Velocita Corp.'s
                        Registration Statement on Form S-4 filed on June 19, 2000
                        (File No. 333-39646)).

        10.19           Reciprocal IRU Lease and Exchange Option Agreement, dated as of February 25, 2000, between PF.Net Construction Corp. and
                        Touch America, Inc. (incorporated herein by reference to
                        Exhibit 10.17 of Velocita Corp.'s Registration Statement on
                        Form S-4 filed on June 19, 2000 (File No. 333-39646)).

        10.20 Master Carrier Agreement, dated as of December 21, 1999, between PF.Net Network Services Corp. and AT&T Corp.
                        (incorporated herein by reference to Exhibit 10.18 of Velocita Corp.'s Amendment No. 1 to Registration Statement on Form S-4 filed on July 17, 2000 (File No. 333-39646))

        10.21           Letter Agreement, dated May 30, 2000 between Velocita Corp.
                        and Robert Annunziata (incorporated herein by reference to
                        Exhibit 10.19 of Velocita Corp.'s Registration Statement on
                        Form S-4 filed on June 19, 2000 (File No. 333-39646)).

        10.22           Employment Agreement, dated as of November 1, 1999, between
                        PF.Net Corp. and John Warta (incorporated herein by
                        reference to Exhibit 10.20 of Velocita Corp.'s Registration
                        Statement on Form S-4 filed on June 19, 2000 (File
                        No. 333-39646)).

        10.23           Employment Agreement, dated as of November 1, 1999, between
                        PF.Net Corp. and Stephen Irwin (incorporated herein by
                        reference to Exhibit 10.21 of Velocita Corp.'s Registration
                        Statement on Form S-4 filed on June 19, 2000 (File
                        No. 333-39646)).

        10.24           Employment Agreement, dated as of October 1, 1999, between
                        Velocita Corp. and David L. Taylor (incorporated herein by reference to Exhibit 10.22 of Velocita Corp.'s Registration
                        Statement on Form S-4 filed on June 19, 2000 (File
                        No. 333-39646)).

        10.25           Employment Agreement, dated as of December 15, 1999, between
                        PF.Net Construction Corp. and Thomas McCaleb, guaranteed by
                        PF.Net Corp. (incorporated by reference to Exhibit 10.23 of
                        Velocita Corp.'s Registration Statement on Form S-4 filed on
                        June 19, 2000 (File No. 333-39646)).

        10.26           Employment Agreement, dated as of April 12, 2000, between
                        Velocita Corp. and Donald Bolar (incorporated herein by
                        reference to Exhibit 10.24 of Velocita Corp.'s Registration
                        Statement on FormS-4 filed on June 19, 2000 (File
                        No. 333-39646)).

        10.27           Employment Agreement, dated as of March 31, 2000, between
                        Velocita Corp. and Anthony Martin (incorporated herein by reference to Exhibit10.25 of Velocita Corp.'s Registration
                        Statement on Form S-4 filed on June 19, 2000 (File
                        No. 333-39646)).

        10.28           Income Tax Sharing Agreement, dated October 29, 1999, among
                        PF.Net Communications, Inc. and PF.Net Corp. (incorporated herein by reference to Exhibit 10.26 of Velocita Corp.'s
                        Registration Statement on Form S-4 filed on June 19, 2000
                        (File No. 333-39646)).

        10.29           Letter Agreement, dated as of May 10, 2000, among PF Telecom
                        Holdings LLC, Koch Telecom Ventures, Inc., Odyssey
                        Investment Partners Fund, LP, John Warta, Stephen Irwin and
                        UBS Capital II LLC (incorporated herein by reference to
                        Exhibit 10.27 of Velocita Corp.'s Registration Statement on
                        Form S-4 filed on June 19, 2000 (File No. 333-39646)).

        10.30           1999 Equity Incentive Plan of Velocita Corp. as Amended and
                        Restated as of July 12, 2000 (incorporated herein by
                        reference to Exhibit 10.28 of Velocita Corp.'s Amendment
                        No. 1 to Registration Statement on Form S-4 filed on
                        July 17, 2000 (File No. 333-39646)).

         12.1           Statement of Computation of Ratio of Earnings to Fixed
                        Charges.

         21.1 Subsidiaries of Velocita Corp. (incorporated herein by reference to Exhibit 21.1 of Velocita Corp.'s Registration
                        Statement on Form S-4 filed on June 19, 2000 (File
                        No. 333-39646))

                                                                     EXHIBIT 3.3

                            CERTIFICATE OF AMENDMENT
                                       TO
                      THE CERTIFICATE OF INCORPORATION OF
                          PF.NET COMMUNICATIONS, INC.
                            ------------------------

                   ADOPTED IN ACCORDANCE WITH THE PROVISIONS
                   OF SECTION 242 OF THE GENERAL CORPORATION
                          LAW OF THE STATE OF DELAWARE
                            ------------------------

    FIRST: That the Certificate of Incorporation of PF.Net
Communications, Inc., formerly known as PF.Net Holdings, Limited (the "Corporation") was filed with the Secretary of State of the State of Delaware on October 25, 1999, a Certificate of Designations was filed with the Secretary of State of the State of Delaware on October 29, 1999 and a Certificate of Amendment to the Certificate of Incorporation was filed on April 3, 2000.

    SECOND: That the Certificate of Incorporation of the Corporation is hereby amended to read as follows: by striking out paragraph 1 thereof as it now exists and inserting in lieu thereof a new paragraph 1 reading in its entirety, as follows:

    "1. The name of the Corporation is Velocita Corp. (hereinafter referred to as the "Corporation")."

    THIRD: That such amendment has been duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware by the written consent of the stockholders of the Corporation in accordance with the provisions of Section 228 of the General Corporation Law of the State of Delaware.

    IN WITNESS WHEREOF, I have subscribed this document on the date set forth below and do hereby affirm, under the penalties of perjury, that the statements contained therein have been examined by me and are true and correct.

Date: January 19, 2001

                                          PF.NET COMMUNICATIONS, INC.
                                          /s/ DEBORAH MILIAN
          ----------------------------------------------------------------------
                                          Name: Deborah Milian
                                          Title: Asst. Secretary

                                                                    EXHIBIT 12.1

                                 VELOCITA CORP.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                                      PERIOD FROM
                                                                                     NOVEMBER 30,
                                                                                         1998
                                                                                  (DATE OF INCEPTION)
                                                      YEAR ENDED DECEMBER 31,           THROUGH
                                                     --------------------------      DECEMBER 31,
                                                         2000          1999              1998
                                                     ------------   -----------   -------------------
Earnings:
  Loss before income taxes.........................  $(86,800,965)  $(8,029,032)       $(121,430)
  Add:
    Interest expense, net..........................    21,110,634     2,856,138               --
    Rental expense representative of interest
      factor.......................................       137,781        25,000               --
                                                     ------------   -----------        ---------
Total loss as adjusted plus fixed charges..........  $(65,552,550)  $(5,147,894)       $(121,430)
                                                     ============   ===========        =========
Fixed charges:
  Interest expense, net............................  $ 21,110,634   $ 2,856,138        $      --
  Capitalized interest.............................    24,645,133            --               --
  Rental expense representative of interest
    factor.........................................       137,781        25,000               --
                                                     ------------   -----------        ---------
Total fixed charges................................    45,893,548     2,881,138               --
  Pretax effect of dividends on preferred stock of
    the Company....................................    14,573,951       745,600               --
                                                     ------------   -----------        ---------
  Combined fixed charges and preferred stock
    dividend requirement...........................    60,467,499     3,626,738               --
                                                     ============   ===========        =========
Ratio of earnings to fixed charges.................            (a)           (a)              (c)
                                                     ============   ===========        =========
Ratio of earnings to combined fixed charges and
  preferred stock dividend requirements............            (b)           (b)              (c)
                                                     ============   ===========        =========

------------------------

(a) Earnings were inadequate to cover fixed charges by $111,446,098 and $8,029,032 in 2000 and 1999, respectively.

(b) Earnings were inadequate to cover fixed charges and preferred stock dividend requirements by $126,020,049 and $8,774,632 in 2000 and 1999, respectively.

(c) There were no fixed charges during the period from November 30, 1998 (date of inception) through December 31, 1998.