Form 10-Q
period 2001-03-31
VELOCITA CORP
filed 2001-05-15
CIK 1116563

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                               -----------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                            Commission file number:

                                   333-39646

                               -----------------

                                 VELOCITA CORP.
                     (Formerly PF.Net Communications, Inc.)
             (Exact name of Registrant as specified in its charter)

                               -----------------

            Delaware                                    52-2197932
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

                       1800 Alexander Bell Dr., Suite 400
                             Reston, Virginia 20191
                    (Address of principle executive offices)

                                 (703) 262-7200
               (Company's telephone number, including area code)

      Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      The Company had 80,000,000 shares of common stock, $.01 par value, outstanding at May 15, 2001.

                                 VELOCITA CORP.
                                   FORM 10-Q
                                 MARCH 31, 2001
                                     INDEX

                         PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS................................................1
           CONDENSED CONSOLIDATED BALANCE SHEETS...............................1
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.....................2
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.....................3
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................9

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........15

                          PART II - OTHER INFORMATION

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................17

   ITEM 6. EXHIBITS AND CURRENT REPORTS ON FORM 8-K...........................17

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


                                      (i)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     2001                  2000
                                                                                ---------------     ---------------
                                                                                  (Unaudited)
                                   ASSETS

CURRENT ASSETS:
 Cash and cash equivalents...............................................       $   121,115,832     $    76,324,530
 Accounts receivable, net of allowance of $175,000 and $0................            24,683,221          31,887,849
 Prepaid expenses and other current assets...............................             7,590,229           5,148,379
                                                                                ---------------     ---------------
    Total current assets.................................................           153,389,282         113,360,758

Property and equipment, net..............................................           453,942,836         331,924,961
Other assets, net........................................................            63,374,375          31,455,435
                                                                                ---------------     ---------------

                                                                                $   670,706,493     $   476,741,154
                                                                                ===============     ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable............................................................   $    19,477,840     $    37,065,100
 Accrued liabilities.........................................................        59,603,679          36,611,960
 Accrued interest payable....................................................        13,789,802           5,208,854
 Fiber-optic network obligation..............................................         7,279,494           7,279,494
 Contract liability..........................................................                            11,153,216
 Current portion of deferred revenue.........................................        30,206,896          14,220,789
 Current portion of construction retainage and other.........................         5,825,842           5,693,182
                                                                                ---------------     ---------------

    Total current liabilities.................................................      136,183,553         117,232,595

Construction retainage and other liabilities..................................        9,631,276           8,957,378
Deferred revenue..............................................................       30,036,626
Borrowings under credit facility..............................................      150,000,000
Long-term debt, net of debt discount of $48,380,000 and $49,707,500...........      176,620,000         175,292,500
Note payable to affiliate.....................................................       12,146,933          11,748,607
Commitments and contingencies.................................................
Redeemable convertible senior preferred stock: 1,250,000 shares authorized;
 10% cumulative convertible; stated value $100 per share; 1,250,000 shares issued and outstanding; stated at liquidation preference of $143,829,942
 and $140,319,552, net of financing costs of $7,804,157 and $8,031,461........      136,025,785         132,288,091
Put warrants..................................................................       73,700,000          71,300,000
Stockholders' deficit:
 Common stock $.01 par value, 400,000,000 shares authorized;
  80,000,000 shares issued and outstanding....................................          800,000             800,000
 Additional paid-in capital...................................................       53,414,474          57,076,946
 Unearned compensation........................................................       (2,737,720)         (2,991,536)
 Deficit accumulated during development stage.................................     (105,114,434)        (94,963,427)
                                                                                ---------------     ---------------
    Total stockholders' deficit...............................................      (53,637,680)        (40,078,017)
                                                                                ---------------     ---------------
                                                                                $   670,706,493     $   476,741,154
                                                                                ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Inception
                                                                 (November 30,               Three Months Ended
                                                                   1998) to                       March 31,
                                                                   March 31,        ------------------------------------
                                                                    2001                  2001                 2000
                                                              ---------------       ---------------       --------------

Revenue...............................................        $       702,766       $       373,053       $       28,425

Operating expenses:
 Access and network operations .......................              3,519,468             1,318,863               21,789
 Selling, general and administrative expenses ........             42,234,589             7,835,642            2,035,955
 Depreciation and amortization........................              1,323,815               338,195               71,314
                                                              ---------------       ---------------       --------------
    Total operating expenses..........................             47,077,872             9,492,700            2,129,058
                                                              ---------------       ---------------       --------------

Loss from operations..................................           (46,375,106)           (9,119,647)          (2,100,633)

Increase in fair value of put warrants................           (47,936,000)           (2,400,000)         (42,236,000)
Interest income.......................................             13,175,444             1,368,640            1,429,053
Interest expense......................................           (23,966,772)                                  (775,391)
                                                              ---------------       ---------------       --------------
Loss before income taxes..............................          (105,102,434)          (10,151,007)         (43,682,971)
Provision for income taxes............................               (12,000)
                                                              ---------------       ---------------       --------------
Net loss..............................................          (105,114,434)          (10,151,007)         (43,682,971)

Accretion of preferred stock dividends
 and offering costs...................................           (20,117,963)           (3,737,694)          (1,591,268)
                                                              ---------------       ---------------       --------------

Net loss applicable to common stock...................        $ (125,232,397)       $  (13,888,701)       $ (45,274,239)
                                                              ===============       ===============       ==============

Basic and diluted loss per share......................        $        (2.07)       $        (0.17)       $       (0.57)
                                                              ===============       ===============       ==============

Basic and diluted weighted
 average shares outstanding...........................             60,587,916            80,000,000           80,000,000
                                                              ===============       ===============       ==============

     See accompanying notes to condensed consolidated financial statements.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Inception
                                                                (November 30,              Three Months Ended
                                                                  1998) to                      March 31,
                                                                  March 31,        -----------------------------------
                                                                    2001                2001                2000
                                                                ---------------    ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net cash provided by operating activities..............        $    9,161,385     $     6,052,881     $     1,761,656

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property, plant and equipment..............          (461,863,070)      (145,920,333)        (21,934,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash paid for deferred financing fees..................           (24,652,220)           (67,298)           (824,265)
 Contribution of capital................................              1,490,000
 Proceeds from bridge loan obligation and warrants......             66,700,000
 Payment of bridge loan obligation......................           (66,700,000)
 Proceeds from units offering and warrants..............            225,000,000
 Proceeds from issuance of preferred stock, net.........            115,907,822                              7,506,332
 Proceeds from revolving loan...........................             75,000,000         75,000,000
 Proceeds from term loan................................             75,000,000         75,000,000
 Proceeds received under network obligation.............            106,071,915         34,726,052
                                                                ---------------    ---------------     ---------------

    Net cash provided by financing activities...........            573,817,517        184,658,754           6,682,067
                                                                ---------------    ---------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........            121,115,832         44,791,302        (13,490,634)
CASH AND CASH EQUIVALENTS,
 beginning of period....................................                                76,324,530         107,597,674
                                                                ---------------    ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period................        $   121,115,832    $   121,115,832     $    94,107,040
                                                                ===============    ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                                 Inception
                                                               (November 30,             Three Months Ended
                                                                  1998) to                    March 31,
                                                                  March 31,      -----------------------------------
                                                                    2001              2001                  2000
                                                               -------------     -------------         -------------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

Cash paid for interest...................................      $  28,363,942     $   1,760,070         $   4,789,464
                                                               =============     =============         =============

SCHEDULE OF NONCASH INVESTING AND
 FINANCING TRANSACTIONS:

Increase in network construction-in-progress paid for
  by affiliate...........................................      $  5,109,123      $                     $
                                                               =============     =============         =============

Issuance of warrants in connection with construction
  of network.............................................      $  25,764,000     $                     $
                                                               =============     =============         =============

Contractual obligation incurred for network
  construction-in-progress...............................      $  10,000,000     $                     $
                                                               =============     =============         =============

Reduction in property and equipment from the
   decrease in the fiber-optic obligation................      $  22,752,982     $                     $   4,290,000
                                                               =============     =============         =============

Net increase in property and equipment reflected in
  accounts payable and other liabilities.................      $  78,068,932     $   2,481,382         $  12,137,556
                                                               =============     =============         =============

Increase in accounts receivable and reduction in
  property, plant and equipment..........................      $  47,710,282     $  23,895,505         $
                                                               =============     =============         =============

Increase in deferred financing costs and accrued
  liabilities............................................      $   1,780,000     $     580,000         $
                                                               =============     =============         =============

Increase in other current assets and decrease in
  property, plant and equipment..........................      $   5,255,292     $   2,150,142         $
                                                               =============     =============         =============

     See accompanying notes to condensed consolidated financial statements.

                        VELOCITA CORP. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statement presentation by accounting principles generally accepted in the United States of America.

      The interim financial data as of March 31, 2001, for the three-month periods ended March 31, 2001 and 2000 and for the period from November 30, 1998 (date of inception) through March 31, 2001, is unaudited. The information reflects all adjustments, consisting of only normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated.

      The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2000 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period to conform to the current period presentation.

      Other Assets - The Company records leases related to wavelength, dark fiber and conduit IRUs and other related services as prepaid network assets. The Company generally pays for the services in advance and will record the cost of the lease in earnings over the lease term. Wavelength IRUs will be recorded over the lease term as a charge to network access and operations. Dark fiber and conduit IRUs and related services will be amortized over the term of the lease. Deferred financing costs are amortized to interest expense over the life of the respective financing agreement utilizing the effective interest method.

      Revenue Recognition - The Company's revenue to date relates to the resale of private line communications services. The Company records revenue from communications services as the services are provided. Amounts billed in advance of the service period, including relevant setup fees, are deferred.

      Dark Fiber Sales/IRU Revenue - In June 1999, the Financial Accounting Standards Board issued Interpretation No. 43, Real Estate Sales, an Interpretation of FASB Statement No. 66, which is effective for transactions entered into after June 30, 1999. The interpretation considers dark fiber as integral equipment, and to obtain sales-type lease accounting on fiber sale or lease transactions, title must transfer to the purchaser or lessee. Transactions in which title does not transfer must be accounted for as operating leases and revenue will be recognized over the term of the agreement. The interpretation does not affect the cash flows from dark fiber sales, leases or IRUs; however, it could result in a substantial amount of deferred revenue being recorded. Authoritative accounting guidance is evolving and any changes in the authoritative guidance could affect the accounting for revenue and expenses associated with future transactions.

      Net Loss Per Common Share - The Company calculates basic and diluted earnings per share (EPS) pursuant to SFAS No. 128. The Company had a net loss during the three-month periods ended March 31, 2001 and 2000 and therefore, common stock equivalents consisting of warrants, stock options and convertible preferred stock totaling approximately 81 million shares and 43 million shares as of March 31, 2001 and 2000, respectively, have been excluded from the calculation of diluted EPS, as their impact is anti-dilutive.

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

2.    PROPERTY AND EQUIPMENT

      The Company is currently constructing 6,900 miles of its total network. Costs associated directly with the uncompleted routes on the network are capitalized and interest expense incurred during construction is capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. Upon completion of routes on the network, these assets will be placed in service and depreciated over their estimated useful lives ranging from four to twenty years.

      Property and equipment consists of the following:

                                                March 31,       December 31,
                                                  2001              2000
                                            ---------------   ---------------
      Land                                  $     2,756,755   $     2,108,192
      Office equipment                            6,210,126         4,037,894
      Network construction-in-progress          445,880,892       326,345,617
                                            ---------------   ---------------
                                                454,847,773       332,491,703
      Less accumulated depreciation                (904,937)         (566,742)
                                            ---------------   ---------------
                                            $   453,942,836   $   331,924,961
                                            ===============   ===============

3.    OTHER ASSETS

      Other assets consist of the following:

                                               March 31,    December 31,
                                                 2001          2000
                                              -----------   -----------
         Prepaid network and leases           $40,612,498   $11,153,216
         Deferred financing costs, net         19,909,360    19,940,575
         Deposits                               2,852,517       361,644
                                              -----------   -----------
                                              $63,374,375   $31,455,435
                                              ===========   ===========

      Prepaid network and leases as of March 31, 2001 consist primarily of prepayments for the acquisition of dark fiber IRUs and lit capacity services provided by certain other telecommunications providers. During the quarter ended March 31, 2001, we entered into agreements to lease wavelength capacity for an aggregate price of $28 million pursuant to agreements ranging from six to ten years. These leases are scheduled to commence on or near May 31, 2001.

      Deposits as of March 31, 2001 include long term security deposits related to leases entered into for the Company's POP locations.

4.    COMMITMENTS AND CONTINGENCIES

      Litigation - The Company is a party to various claims involving employee matters. Management believes that the claims are without merit and the Company intends to vigorously defend against them. Resolution of these matters is not expected to have a material adverse effect on the Company.

      From time to time, the Company has been party to various other legal proceedings arising in the ordinary course of business, including issues related to obtaining rights of way. In addition, the Company has also been a party to bankruptcy proceedings involving select customers and vendors. Although a number of uncertainties exist in any bankruptcy and the rights and obligations of the counter party and its creditors will be determined over time in the bankruptcy court, the Company does not believe these proceedings will have a material adverse effect on the Company's financial condition or results of operations.

5.    PUT WARRANTS

      In connection with a network development agreement with AT&T, in October 1999 the Company issued warrants to AT&T (the Put Warrants) to purchase 14,141,414 shares of the Company's common stock at a price of $2.8125 per share, the estimated fair value of the Company's common stock at the date of grant. The number of warrants to be issued is subject to adjustment based on the occurrence of certain future events. In the event that the Company does not complete an initial public offering by October 29, 2004, the holder of the warrants shall have the right to require the Company to repurchase the unexercised shares at the difference between the warrant exercise price and the fair market price of the Company's common stock on the date of repurchase. The Put Warrants expire October 29, 2004 or, in the event the Company has not completed an initial public offering by October 29, 2004, they will expire on October 29, 2006.

      The Company recorded the initial fair value of these warrants upon issuance, approximately $25.8 million, as network construction-in-process and a corresponding liability. The Company recognizes changes to the fair market value of the Put Warrants in earnings. The Company recorded a non-cash charge of $45.5 million during 2000, including $42.2 million during the quarter ended March 31, 2000 and $3.3 million during the quarter ended December 31, 2000, to reflect the increase in the fair value of the Put Warrants. The charge recorded for the quarter ended March 31, 2001 aggregated $2.4 million.

6.    STOCK COMPENSATION

      The Company granted approximately 1.4 million and 2.8 million nonqualified stock options (NQSO) to employees during the three-month periods ended March 31, 2001 and March 31, 2000. The Company did not grant any warrants during the three-month periods ended March 31, 2001 and March 31, 2000. The expense recognized in accordance with Accounting Principles Board Opinion No. 25 was approximately $329,000 and $74,000 for the three-month periods ended March 31, 2001 and March 31, 2000, respectively. As of
      March 31, 2001, the Company has approximately $2.7 million of unamortized compensation expense within stockholders' equity that will be recorded as compensation expense through approximately April 2004.

7.    BORROWINGS UNDER CREDIT FACILITY

      During the quarter ended March 31, 2001, the Company borrowed $75 million under the Tranche A facility of its Credit Agreement with First Union National Bank, as agent (the "First Union Credit Agreement") and an additional $75 million was borrowed under the revolving credit facility. Proceeds from the borrowings will be used to finance the construction of the Company's network and for working capital needs. The borrowings under the facilities bear interest at rates ranging from the one-month LIBOR plus a spread of 4.25 percent to the three-month LIBOR plus a spread of
      4.25 percent. The weighted average interest rate for the borrowings as of March 31, 2001 is approximately 9.5%.

      As of March 31, 2001, the Company had two letters of credit outstanding totaling approximately $3.9 million.

8.    BUSINESS SEGMENT INFORMATION

      The Company and its subsidiaries operate in one reportable segment as a facilities-based provider of fiber-optic network infrastructure.

      The Company is currently in the development stage with three customers accounting for revenue of approximately $306,000 during the quarter ended March 31, 2001. These customers did not account for any revenue during the same period in the preceding year. The Company had only one customer during the quarter ended March 31, 2000, accounting for the entire revenue amount of approximately $28,000. During April 2001, one customer filed for protection under Chapter 11 of the U.S. bankruptcy code and the Company recorded bad debt expense in connection with the uncertainty of the collection of the receivable amount from this customer. Given the relatively small amounts involved, we do not believe the bankruptcy of this customer will have a material effect on the Company's financial position or results of operations.

9.    SUBSEQUENT EVENTS

      On April 12, 2001, the Company entered into an agreement (the "Supply Agreement") with Cisco Systems, Inc. ("Cisco") pursuant to which Cisco will supply optronics and data internetworking equipment for Velocita's 18,500 mile fiber-optic network. Under the Supply Agreement, the Company has also committed to purchase at least $225 million of equipment from Cisco during the next two years, and expects to spend significantly more on such equipment to complete the network.

      The Company has also proposed to amend the First Union Credit Agreement to provide for additional vendor financing to be provided by Cisco's affiliate, Cisco Systems Capital Corporation. In addition, Cisco has committed to purchase shares of a new series of the Company's senior cumulative convertible preferred stock. The issuance of the preferred stock may relieve Velocita of its contingent obligation to issue additional warrants under the terms of its high yield debt offering in 2000. The terms of the proposed $485 million in debt and equity financing also provide for the issuance of certain contingent warrants to Cisco that may be exercised for shares of the Company's common stock upon the occurrence of certain future events.

      Under the terms of the proposed financing, the principal and cumulative interest on the Note Payable to Affiliate would be repaid pursuant to its terms. Subsequent to this repayment, the affiliate would provide an amount of funding equal to the principal and accumulated interest on the original note payable in the form of a tranche under our current credit facility, as amended.

      The effectiveness of the Supply Agreement and the financing commitment are subject to various conditions, including the approval of the lenders under the First Union Credit Agreement. Accordingly the Company cannot provide any assurance that these agreements will become effective on the terms described above, or at all.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Except as otherwise indicated, references in this section to the "company," "us" or "we" refer to Velocita Corp. and its subsidiaries.

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

Overview

      Our goal is to become a leading facilities-based provider of technologically advanced, high-capacity fiber-optic network infrastructure, private networks and communications services throughout the continental United States. We intend to pursue a broadband carrier strategy by connecting many of the highest volume telecommunications markets and customers in the United States to each other and to the Internet. Our services will include data, video and voice transmission to Internet service providers, telecommunications carriers, corporate and governmental entities and other datacentric buyers of network capacity. Through joint construction arrangements and fiber and conduit swaps, sales and purchases, we intend to assemble a low-cost, upgradable nationwide fiber-optic network consisting of approximately 11,300 miles with the capability to expand to up to approximately 18,500 miles. Through our own constructed and partner provided POPs, our network will have access to over 175 metropolitan areas in the continental United States, including at least 40 of the top 50 MSAs and all of the top 20 MSAs. We are constructing approximately 6,900 miles of our network and acquiring 11,600 miles of our network through a swap agreement with Touch America and a fiber acquisition agreement with AT&T Corp. ("AT&T"). The constructed portion of our network will include substantial fiber and empty conduit. We may expand our network over time through swaps and sales of fiber and conduit, fiber and conduit purchases and additional joint construction arrangements.

      On October 29, 1999, we entered into an agreement with AT&T to build approximately one-half of the outsourced portion of AT&T's state-of-the-art fiber optic network. The construction contemplated by the AT&T network development agreement, as amended on December 9, 2000, now represents approximately 6,200 miles of the total 6,900-mile constructed portion of our network, connecting major metropolitan areas along AT&T's network. We believe that this agreement will provide us with many business, operational and marketing advantages. AT&T is paying us an aggregate of approximately $300 million for our construction services, thus reducing our overall network construction costs. In addition, we will design and construct this portion of the network to AT&T's specifications, which will ensure network quality and reliability and provide us with a key marketing advantage in offering our services. AT&T has also agreed to provide its private rights of way for use on the AT&T portion of our network. We and AT&T intend to jointly dispose of up to 96 dark fibers along these 6,200 route miles, which will further reduce our overall network construction costs. We will each contribute up to 48 fibers to these joint dispositions.

      On February 25, 2000, we entered into a conduit and fiber swap agreement with Touch America, a subsidiary of Montana Power, that will provide us with a combination of fiber and conduit over an additional 4,400 route miles of its network and approximately $48.5 million in cash (subject to adjustment) in exchange for a combination of fiber and conduit over approximately 5,900 route miles of our network. Touch America is constructing most of these route miles pursuant to a joint construction agreement with AT&T similar to our agreement with AT&T and is currently scheduled to complete this project during 2001.

      On December 9, 2000, we entered into an agreement with AT&T to acquire approximately 7,200 miles of fiber-optic cable. The agreement also allows us to increase our fiber count along substantially all of the purchased routes at the incremental cost of such assets. The total cost for this acquisition will be approximately $111.5 million payable through December 31, 2002 as each link of the network is completed. We made an initial payment pursuant to this fiber acquisition agreement of approximately $11.2 million in January 2001. The acquisition of this dark fiber adds eight of the top 30 metropolitan areas in the continental United States, including the cities of San Francisco, Seattle, Portland, Pittsburgh, Cleveland, Boston, Miami and Tampa to our network.

      During April 2001, we entered into an agreement pursuant to which Cisco Systems, Inc. ("Cisco") and its affiliate, Cisco Systems Capital Corporation, have agreed to provide us with $485 million of debt and equity financings, of which at least $225 million would be used to purchase optical, data and internetworking equipment from Cisco. Certain amounts could be used for other purposes, including funding the 7,200-mile fiber acquisition from AT&T. These commitments are subject to approval of our senior secured bank lenders, which we expect to receive during the second quarter of 2001. If such approval is not obtained or if alternate additional financing is not obtained, we may choose to cancel the AT&T fiber acquisition agreement. In the event of cancellation, we will owe a $10.0 million cancellation penalty; however, the initial deposit could be used to acquire assets of our choosing at predetermined prices.

      We are a development stage company and, accordingly, we have a limited operating history. The development, construction and expansion of our network will require substantial amounts of capital to be invested before any significant recurring revenue is generated. We expect to continue to incur significant and increasing operating losses and negative EBITDA while we construct our network and develop our customer base. We expect to generate substantial cash proceeds from dispositions of dark fiber rights in order to help finance our network construction costs. However, we do not anticipate significant revenues from sales of broadband services until late 2001 or early 2002. In order for us to meet our strategic objectives, we must complete the initial 6,900 miles of our network according to our build schedule and generate a substantial volume of traffic on our network. In addition, we will rely upon Touch America and AT&T for timely completion of the segments of our network we will receive from them.

Business Update

      We are continuing to increase the number of our employees and our construction expenditures as we continue the build-out of our nationwide network. As of April 30, 2001, we had 274 full time employees, 104 percent more than the number of employees we had at the end of December 2000. Construction expenditures approximated $145.9 million during the quarter ended March 31, 2001, and we anticipate construction spending in the near term will increase from the first quarter level as we continue our network build, pull fiber on our first phase network routes and begin lighting our network. We began pulling fiber through conduit in August 2000 and, following final acceptance by our current bank creditors of the vendor financing agreement signed on April 12, 2001, we anticipate that we will light our first route (Houston to Jacksonville) in the late second quarter or early third quarter of 2001. We have experienced some permitting and construction delays on certain routes; however, our network build plan remains on track to be substantially completed during 2002.

      As of March 31, 2001, we had approximately 3,500 route miles of conduit in the ground and approximately 1,950 route miles of fiber-optic cable installed.

      AT&T is making payments to us for our progressive construction of its portion of our network. Touch America is also making payments to us for our progressive construction of network links that will be swapped pursuant to our swap agreement with them. Through March 31, 2001, we have received an aggregate of approximately $158.6 million pursuant to our network development agreement with AT&T and from proceeds related to dark fiber and conduit dispositions. During the three months ended March 31, 2001, we received proceeds related to our network development agreement and dark fiber and conduit dispositions totaling approximately $73.7 million.

      As of March 31, 2001, we had eight primary communications services customers to whom we resell capacity that we purchase from AT&T. We are pursuing additional resale customers and we plan to selectively migrate these customers to our network upon its completion on a segment-by-segment basis.

Results of Operations

      Three months ended March 31, 2001 compared to the three months ended March 31, 2000

      We are a development stage company without a significant history of operating revenues. During the three months ended March 31, 2001, revenue totaled approximately $373,000, all of which consisted of revenue from resale activities, compared to approximately $28,000 during the same period in the preceding year. This increase was due to the increase in the number of resale customers from one as of March 31, 2000 to eight as of March 31, 2001.

      During the three months ended March 31, 2001, network operations and access costs were $1.3 million compared to total costs of approximately $22,000 for the same period in the preceding year. This increase was due primarily to higher payroll costs due to the increase in headcount within our network operations and engineering departments and higher access costs related to our resale customers.

      Selling, general and administrative expenses increased approximately 285% from approximately $2 million for the three months ended March 31, 2000 to $7.8 million for the three months ended

March 31, 2001. The increase was due primarily to an increase in the selling, general and administrative headcount from 19 to 155 and higher general costs associated with the growth in the supporting infrastructure and facilities costs.

      Depreciation and amortization expenses increased 374% to approximately $338,000 for the three months ended March 31, 2001 compared to approximately $71,000 for the three months ended March 31, 2000. The increase was due primarily to purchases of office and data processing equipment to support additional operational and sales staff.

      Interest expense decreased from $775,000 for the three months ended March 31, 2000 to zero for the three months ended March 31, 2001. Interest expense was net of capitalized interest of approximately $4.2 million and $12.7 million (including approximately $2.4 million of non-cash interest) for the quarter ended March 31, 2000 and the quarter ended March 31, 2001, respectively. We expect our interest cost to increase during the second half of 2001 compared to the first half as we borrow additional funds due to the growth in anticipated amounts of construction expenditures. The increase of approximately $7.7 million in interest cost from the prior period was due to incremental interest incurred on the high yield debt and the borrowings under our credit facility. These amounts were partially offset by decreases related to the repayment of the bridge loan and lower commitment fees paid with respect to availability under our credit facility.

      Interest income did not change significantly during the quarter ended March 31, 2001 compared to the amount earned during the quarter ended March 31, 2000. We expect interest income to decrease during the year as we lower our average cash balance in connection with higher anticipated construction spending.

      Our net losses continue to reflect our development stage status and future recovery of tax losses remain uncertain. If we are able to carry these losses forward, future tax amounts owed will be lower due to these loss carry forwards.

Liquidity and Capital Resources

      Our current assets of $153.4 million as of March 31, 2001, including cash and cash equivalents of $121.1 million exceeded our current liabilities of $136.2 million, providing a working capital surplus of $17.2 million. During the three months ended March 31, 2001, our cash levels increased approximately $44.8 million. The significant elements consisted of (i) cash proceeds from borrowings under our credit facility of $150 million, (ii) proceeds related to our network development agreement, dark fiber and conduit dispositions and colocation space in our POP sites totaling approximately $76.7 million and (iii) changes in working capital providing approximately $11.3 million. These cash increases were offset by (i) construction expenditures of $145.9 million, (ii) acquisition of bandwidth and lit capacity of approximately $39.1 million,
(iii) cash paid for interest of approximately $1.8 million and (iv) cash operating losses of approximately $6.4 million incurred during the quarter for operations as well as selling, general and administrative costs.

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

      Total capital expenditures from January 1, 2001 through December 31, 2002 are expected to be in excess of $1.1 billion. Cash on hand and the undrawn commitments under the credit facility provided us with approximately $317.2 million of funds available as of March 31, 2001 and we expect to receive proceeds from our network development agreement and asset sales in excess of $400 million. We expect that additional financing totaling $485 million will also be available in the event that the senior secured bank lenders approve our vendor financing agreement announced on April 13, 2001.

      Our total primary funding sources currently include the following:

      o Preferred Stock and Equity Investment. Upon the completion of the units offering in 2000, we received all of the preferred stock funds committed by Odyssey and the other co-investors of approximately $125 million. In addition, we had previously received approximately $8.6 million from PF Telecom Holdings LLC and Koch Telecom Ventures, Inc. in cash, service and materials as an equity contribution.

      o The Credit Facility. Our wholly-owned subsidiary, PF.Net Corp., will borrow funds under its $350 million credit facility with First Union National Bank as and when needed. The credit facility consists of $200 million in term loans and a $150 million revolving credit facility. The term loans are available for borrowing by PF.Net Corp. until April 29, 2002 in amounts not greater than 125% of the aggregate purchase price of products and services purchased from vendors for use in connection with the network. Any amount of the term loan that is above 100% but less than or equal to 125% of that aggregate purchase price and the $150 million revolving credit facility may be used for capital expenditures associated with our network development, for operating expenses related to the network and other working capital expenses and for payment of interest on our indebtedness, all in accordance with our annual business plan. PF.Net Corp. currently has $150 million of outstanding borrowings under the credit facility. Based on our cumulative network construction expenditures, we have approximately $196.1 million available under the credit facility as of March 31, 2001. The credit facility matures on December 31, 2006.

      o The Units Offering. On May 10, 2000, we completed the private placement of 225,000 units consisting of 13.75% senior notes with a stated principal amount of $225 million and warrants to purchase an aggregate of 8,926,296 shares of our common stock for $0.01 per share. We received $225 million in gross proceeds from the sale of the units.

      o Joint Construction. We plan to use joint construction contracts to decrease our construction costs. Under the AT&T agreement, as amended in December 2000, we expect to receive approximately $300 million of payments from AT&T for construction of the 6,200 miles contemplated by the amended AT&T agreement. We may seek to enter into similar arrangements with other telecommunications providers for the remaining 600 miles of our constructed network. We received approximately $106.1 million pursuant to the network development agreement through March 31, 2001.

      o Proceeds from Asset Sales, Including Swaps, Leases and IRUs of Dark Fiber and Conduit. We expect to generate substantial cash proceeds from dispositions of dark fiber rights and conduit through the end of 2002. The majority of these proceeds will be applied to the construction and operation of our network. We plan to sell, grant IRUs or lease potentially up to 48 fibers in each mile of our constructed network. We have agreed with AT&T to jointly sell, grant IRUs, lease or swap up to 96 fibers on the portion of our network to be built pursuant to the AT&T network development agreement. We will each contribute 48 fibers to these joint dispositions. In addition, conduit or other assets may also be sold or leased.

      o Vendor Financing. We plan to finance the cost of certain fiber-optic and related data equipment through vendor financing arrangements. During April 2001, we entered into an agreement with Cisco pursuant to which we have committed to purchase at least $225 million of optical, data and internetworking equipment from Cisco over the next two years. In connection with this supply agreement, Cisco and its affiliate, Cisco Systems Capital Corporation, agreed to provide us with an aggregate of $485 million of debt and equity financing. The supply agreement and the vendor financing agreement are subject to the acceptance of the financing agreement by our senior secured bank lenders, which we expect to occur during the second quarter of 2001.

      We expect that the total sources of funding described above from January 1, 2001 through December 31, 2002 will be approximately $1.3 billion. During the quarter ended March 31, 2001, we borrowed an aggregate $150 million under the First Union credit facility and received approximately $73.7 million in connection with our network development agreement, dark fiber and conduit dispositions.

      We expect that our primary cash uses over the next two years will include the following:

      o Network Build Costs. Our primary anticipated cash need is funding capital expenditures for network build costs. We estimate that during the period from January 1, 2001 through December 31, 2002, we will spend a total of approximately $1.1 billion to construct and light substantially all of the 18,500 miles of our network, assuming the constructed portion consists of an average of 132 fibers per route mile. We spent approximately $145.9 million under our network capital plan during the quarter ended March 31, 2001. This cost increase from our 11,300-mile network plan is due primarily to increased construction, optical-electronic, data communications and internetworking equipment on the additional 7,200-mile planned fiber acquisition as well as an increase in the average fiber count on our constructed network from 96 fibers to 132 fibers. Our construction is being performed under construction contracts with third parties that include liquidated damage provisions and penalties if such construction is not completed within specified timeframes.

      o Debt Service Payments. We estimate that during the period from January 1, 2001 through December 31, 2002, we will pay approximately $150 million in interest. We paid approximately $1.8 million in interest during the quarter ended March 31, 2001. The amount of interest expense is expected to increase from the levels experienced during the first quarter due to the timing and amount of our anticipated construction expenditures.

      o Operating Losses. Over the next two years we expect to generate substantial operating losses as we increase our headcount in accordance with our current business plan.

Summary

      We believe that the net proceeds from the units offering and the Odyssey preferred stock investment, borrowings and additional availability under the credit facility, proceeds received under joint construction contracts, proceeds from dispositions of dark fiber, our recently announced vendor financing with Cisco and cash on hand will be sufficient to satisfy our anticipated cash requirements from January 1, 2001 through December 31, 2002 for substantially all of our 18,500-mile build and initial light plan. We have scaled our anticipated operations and expenditures in line with the 18,500-mile network described above. In the event that we do not secure the consent of the senior secured bank lenders to the Cisco vendor financing or otherwise obtain additional financing, we may cancel our 7,200-mile expansion plan, and would accordingly reduce planned expenditures (equipment, fiber, other infrastructure and operating costs).

      We cannot, however, assure you that our capital needs will not exceed the amounts we have estimated, that our construction costs or operating losses will not be larger than we currently anticipate, that cash received from dark fiber dispositions will be at the levels we currently expect, that we will be able to obtain the consent of our senior secured bank lenders to the vendor financing described above or finance changes to our construction plan, or that we will be able to obtain the necessary funds under the credit facility or from the sources described above or at all. The vendor financing described above or any additional debt financing will increase our interest expense and may result in other modifications to our lending conditions, including more restrictive covenants. If we issue additional equity, the ownership interest represented by our existing equity interests, including the warrants issued in the units offering, may be diluted. If we are unable to obtain the necessary funds, we will be required to decrease or defer our planned capital expenditures and, depending on the cash flow from our then-existing businesses, reduce the scope of our planned operations.

      Continued increases in interest rates could have a material impact on our ability to pay interest on variable rate debt that we may obtain under our credit facilities. In addition, our ability to expand our business and enter into new customer relationships will depend on our ability to obtain additional financing for these projects. To the extent that we expand the scope of our network beyond 18,500 miles, we will need additional capital. Continued weakness in the capital markets for telecommunications companies, including the increasing bankruptcy filings among competitors and potential customers, could also materially affect our ability to obtain additional financing or sell dark fibers or conduits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We have interest rate exposure related to the credit facility. Borrowings under that facility bear interest at rates that fluctuate with changes in short-term interest rates. The credit facility requires us to hedge the risks related to interest rate movements through the use of interest rate protection agreements or other derivative instruments and as necessary to ensure that at least 50% of our consolidated indebtedness either bears interest at a fixed rate or is protected against interest rate fluctuations by a hedging agreement that fixes or limits our interest cost. As all of the interest on the senior notes is at a fixed rate and our borrowings under the credit facility are not greater than 50% of our consolidated indebtedness, no interest rate hedging is currently required. We may choose to manage our risk associated with interest rate movements through an appropriate balance of fixed and variable rate obligations as described above. To maintain an effective balance of fixed and variable obligations, we may elect to enter into specific interest rate swaps or other derivative instruments, as we deem necessary. The Company has borrowed $150 million under the credit facility as of March 31, 2001 bearing interest at a weighted average interest rate of approximately 9.5%. As of March 31, 2001, the Company is not a party to any interest rate swap agreements or other derivative instruments.

Market Risk

      We have market risk exposure related to put warrants. We issued warrants to purchase 14,141,414 shares (subject to adjustment upon the occurrence of certain events) of the Company's common stock at $2.8125 per share. In the event that the Company does not complete an initial public offering by October 29, 2004, the holder of the warrants shall have the right to require us to repurchase the unexercised shares at the difference between the warrant exercise price and the fair market price of our common stock on the date of repurchase. If the Company is unable to pay cash or if debt terms prohibit payment of cash for the repurchase, the Company will use commercially reasonable efforts to provide substitute consideration, including subordinated indebtedness or preferred equity. We recognize changes to the fair market value of the put warrants in earnings. Changes in the fair value of our common stock affect the fair value of the put warrants. Such changes could have a material effect on our financial position and results of operations. At March 31, 2001, the fair value of the put warrants was $73.7 million, determined using the Black-Scholes option-pricing model.

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

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      (a) Effective January 1, 2001, Mr. David Duncan was elected as a member of the Board of Directors of the Company via unanimous written consent of the stockholders. Mr. Duncan replaced Mr. George Damiris as a Koch Telecom Ventures, Inc. designee on our Board of Directors.

      (b) Effective January 18, 2001, the stockholders of the Company approved, via unanimous written consent, the change of the Company's name from PF.Net Communications, Inc. to Velocita Corp.

Item 6. Exhibits and Current Reports on Form 8-K

      (a)   Exhibits

            Exhibit No.   Description of Exhibit

            10.1 Service Provider Agreement dated April 6, 2001 by and between PF.Net Corp. and Cisco Systems, Inc., portions of which have been deleted herein and replaced with the symbol "**" pursuant to a request by the Company to the SEC for confidential treatment of these portions.

            10.2 Series B Senior Cumulative Convertible Preferred Stock Purchase Agreement dated April 12, 2001 by and between Cisco Systems, Inc. and Velocita Corp., portions of which have been deleted herein and replaced with the symbol "**" pursuant to a request by the Company to the SEC for confidential treatment of these portions.

            10.3 Debt Commitment Letter dated April 12, 2001 by and between PF.Net Corp. and Cisco Systems Capital Corporation, portions of which have been deleted herein and replaced with the symbol "**" pursuant to a request by the Company to the SEC for confidential treatment of these portions.

      (b)   Reports on Form 8-K:

            Current Report on Form 8-K (Item 5) filed on January 25, 2001, regarding the changing of the Company's name from PF.Net Communications, Inc. to Velocita Corp. and the naming of Bob Collet as President, Velocita Corp.

            Current Report on Form 8-K (Item 5) filed on February 15, 2001, regarding the expanded joint build agreement between Velocita Corp. and AT&T which increased the miles constructed pursuant to our original contract from approximately 5,000 to approximately 6,200.

            Current Report on Form 8-K (Item 5) filed on April 13, 2001, regarding the supply agreement with Cisco Systems, Inc. and the additional committed financing to be received from Cisco Systems Capital Corporation aggregating $485 million.

            Current Report on Form 8-K (Item 5) filed on May 10, 2001, regarding the extension of the deadline for the issuance of equity securities that would prevent the vesting of additional warrants under the Company's Warrant Agreement with U.S. Trust Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VELOCITA CORP.
                                       (Registrant)

                                       By:  /s/ DAVID L. TAYLOR
                                           -------------------------------------
                                           Name: David L. Taylor
                                           Title: Chief Financial Officer

                                       Dated: May 15, 2001