Form 10-Q
period 2001-06-30
VELOCITA CORP
filed 2001-08-14
CIK 1116563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                             Commission file number:

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

      Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      The Company had 80,000,000 shares of common stock, $.01 par value, outstanding at August 14, 2001.

                                 VELOCITA CORP.
                                    FORM 10-Q
                                  JUNE 30, 2001
                                      INDEX

                         PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets..........................1
                Condensed Consolidated Statements of Operations................2
                Condensed Consolidated Statements of Cash Flows................3
                Notes To Condensed Consolidated Financial Statements...........4

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......21

                           PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................22

     Item 4.  Submission of Matters to a Vote of Security Holders.............22

     Item 6.  Exhibits and Current Reports on Form 8-K........................23


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                   JUNE 30,          DECEMBER 31,
                                                                                                     2001                2000
                                                                                                     ----                ----
                                                                                                  (UNAUDITED)

                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................................................................   $ 127,659,993    $  76,324,530
  Accounts receivable, net of allowance of $275,000 and $0 ....................................      14,670,975       31,887,849
  Prepaid expenses and other current assets ...................................................       9,647,795        5,148,379
                                                                                                  -------------    -------------
      Total current assets ....................................................................     151,978,763      113,360,758

Property and equipment, net ...................................................................     643,663,178      343,078,177
Network capacity and services .................................................................      61,614,546               --
Deferred financing costs, net .................................................................      28,015,034       19,940,575
Other assets ..................................................................................       3,371,005          361,644
                                                                                                  -------------    -------------
                                                                                                  $ 888,642,526    $ 476,741,154
                                                                                                  =============    =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable ............................................................................   $  23,239,860    $  37,065,100
  Accrued liabilities .........................................................................     111,281,421       36,611,960
  Accrued interest payable ....................................................................       6,767,603        5,208,854
  Fiber-optic network obligation ..............................................................       2,900,534        7,279,494
  Contract liability ..........................................................................              --       11,153,216
  Current portion of deferred revenue .........................................................      37,815,456       14,220,789
  Current portion of construction retainage and other .........................................      12,878,627        5,693,182
                                                                                                  -------------    -------------

      Total current liabilities ...............................................................     194,883,501      117,232,595

Deferred revenue ..............................................................................      62,932,820               --
Other liabilities .............................................................................       3,129,971        8,957,378
Borrowings under credit facility ..............................................................     112,394,032               --
Long-term debt, net of debt discount of $47,052,500 and $49,707,500 ...........................     177,947,500      175,292,500
Note payable to affiliate .....................................................................              --       11,748,607
Commitments and contingencies .................................................................              --               --
Series A redeemable convertible senior preferred stock, 1,250,000 shares authorized; 10% cumulative convertible; stated value $100 per share; 1,250,000 shares issued and outstanding; stated at liquidation preference of $147,425,690
  and $140,319,552, net of financing costs of $7,586,578 and $8,031,461........................     139,839,112      132,288,091
 Series B redeemable convertible senior preferred stock, 2,000,000 shares authorized; 10% cumulative convertible; stated value $100 per share; 2,000,000 shares issued and outstanding; stated at liquidation preference of $202,060,648, net
  of financing costs of $1,336,570 ............................................................     200,724,078               --
Put warrants ..................................................................................      97,400,000       71,300,000
Stockholders' deficit:
  Common stock $.01 par value, 400,000,000 shares authorized;
    80,000,000 shares issued and outstanding ..................................................         800,000          800,000
  Additional paid-in capital ..................................................................      47,577,338       57,076,946
  Unearned compensation .......................................................................      (2,483,904)      (2,991,536)
  Deficit accumulated during development stage ................................................    (146,501,922)     (94,963,427)
                                                                                                  -------------    -------------

      Total stockholders' deficit .............................................................    (100,608,488)     (40,078,017)
                                                                                                  -------------    -------------

                                                                                                  $ 888,642,526    $ 476,741,154
                                                                                                  =============    =============


     See accompanying notes to condensed consolidated financial statements.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     INCEPTION TO      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       JUNE 30,        ---------------------------      -------------------------
                                                         2001             2001            2000            2001            2000
                                                         ----             ----            ----            ----            ----

Revenue ........................................  $   2,771,813    $   2,069,047    $      12,985    $   2,442,100    $      41,410
Operating expenses:
   Cost of revenue .............................      6,970,587        3,451,119           56,981        4,769,982           78,770
   Selling, general, and administrative expenses     54,083,877       11,849,288        2,400,444       19,684,930        4,436,399
   Depreciation and amortization ...............      1,857,640          533,825           86,173          872,020          157,487
                                                  -------------    -------------    -------------    -------------    -------------
     Total operating expenses ..................     62,912,104       15,834,232        2,543,598       25,326,932        4,672,656
Loss from operations ...........................    (60,140,291)     (13,765,185)      (2,530,613)     (22,884,832)      (4,631,246)
Increase in fair value of put warrants .........    (71,636,000)     (23,700,000)              --      (26,100,000)     (42,236,000)
Interest income ................................     14,506,374        1,330,930        3,203,171        2,699,570        4,632,224
Interest expense, net ..........................    (29,220,005)      (5,253,233)     (10,438,986)      (5,253,233)     (11,214,377)
                                                  -------------    -------------    -------------    -------------    -------------
Loss before income taxes .......................   (146,489,922)     (41,387,488)      (9,766,428)     (51,538,495)     (53,449,399)
Provision for income taxes .....................        (12,000)
                                                  -------------    -------------    -------------    -------------    -------------
Net loss .......................................   (146,501,922)     (41,387,488)      (9,766,428)     (51,538,495)     (53,449,399)
Accretion of preferred stock dividends
    and offering costs .........................    (26,006,359)      (5,888,396)      (6,526,641)      (9,626,090)      (8,117,909)
                                                  -------------    -------------    -------------    -------------    -------------

Net loss applicable to common stock ............  $(172,508,281)   $ (47,275,884)   $ (16,293,069)   $ (61,164,585)   $ (61,567,308)
                                                  =============    =============    =============    =============    =============

Basic and diluted loss per share ...............  $       (2.76)   $       (0.59)   $       (0.20)   $       (0.76)   $       (0.77)
                                                  =============    =============    =============    =============    =============
Basic and diluted weighted average shares
    outstanding ................................     62,461,192       80,000,000       80,000,000       80,000,000       80,000,000
                                                  =============    =============    =============    =============    =============


See accompanying notes to condensed consolidated financial statements.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          INCEPTION            SIX MONTHS ENDED
                                                                        (NOVEMBER 30,              JUNE 30,
                                                                      1998) TO JUNE 30, --------------------------------
                                                                            2001             2001             2000
                                                                            ----             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by operating activities ......................   $   7,511,660    $   4,403,156    $   8,143,660

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment ..............................    (617,940,069)    (301,997,332)     (78,338,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash paid for deferred financing fees ...........................     (33,751,291)      (9,166,369)      (8,488,752)
   Contribution of capital .........................................       1,490,000               --               --
   Proceeds from bridge loan obligation and warrants ...............      66,700,000               --               --
   Payment of bridge loan obligation ...............................     (66,700,000)              --      (66,700,000)
   Proceeds from units offering and warrants .......................     225,000,000               --      225,000,000
   Proceeds from issuance of preferred stock, net ..................     314,908,871      199,001,049       80,263,157
   Proceeds from term loan .........................................      87,394,032       87,394,032               --
   Proceeds from revolving loan ....................................      75,000,000       75,000,000               --
   Payment on revolving loan .......................................     (50,000,000)     (50,000,000)              --
   Payment of note payable to affiliate ............................     (12,394,032)     (12,394,032)              --
   Proceeds received under cost sharing agreement ..................     130,440,822       59,094,959               --
                                                                       -------------    -------------    -------------
       Net cash provided by financing activities ...................     738,088,402      348,929,639      230,074,405
                                                                       -------------    -------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS ..............................     127,659,993       51,335,463      159,879,214
CASH AND CASH EQUIVALENTS, beginning of period .....................              --       76,324,530      107,597,674
                                                                       -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of period ...........................   $ 127,659,993    $ 127,659,993    $ 267,476,888
                                                                       =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest .............................................   $  47,608,451    $  21,004,579    $   7,342,824
                                                                       =============    =============    =============

SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
Increase in network construction-in-progress paid for by affiliates    $   5,109,123    $          --    $          --
                                                                       =============    =============    =============
Issuance of warrants in connection with construction of network ....   $  25,764,000    $          --    $          --
                                                                       =============    =============    =============
Contractual obligation incurred for network construction-in-progress   $  10,000,000    $          --    $          --
                                                                       =============    =============    =============
Increase in accounts receivable and reduction in property and
equipment ..........................................................   $  61,583,578    $  37,768,801    $   5,602,298
                                                                       =============    =============    =============
Reduction in property and equipment and the fiber-optic network
obligation .........................................................   $  27,131,942    $   4,378,960    $  22,752,982
                                                                       =============    =============    =============
Increase in property and equipment reflected in accounts payable
  and accrued liabilities ..........................................   $ 131,703,080    $  56,215,530    $  40,390,034
                                                                       =============    =============    =============
Increase in other current assets and reduction in property and
equipment ..........................................................   $   6,250,085    $   3,144,935    $          --
                                                                       =============    =============    =============
Increase in deferred financing costs, accounts payable and accrued
liabilities ........................................................   $   2,082,023    $     882,023    $          --
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

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The condensed consolidated financial statements include the accounts of Velocita Corp. and subsidiaries in which it has control (collectively, the "Company" or "Velocita"), which are engaged in enterprises primarily related to communications and information services. All significant intercompany accounts and transactions have been eliminated.

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

         The interim financial data as of and for the three and six-month periods ended June 30, 2001 and 2000, and for the period from November 30, 1998 (date of inception) through June 30, 2001, is unaudited. The information reflects all adjustments, consisting of only normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

         The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expense during the period presented. Actual results could differ from those estimates.

         Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period to conform to the current period presentation.

         ACQUIRED NETWORK ASSETS - The Company records acquisitions of dark fiber and conduit indefeasible rights of use ("IRUs") as acquired network assets within property and equipment. The Company will record depreciation expense on a straight-line basis over the shorter of the IRU term or the asset's useful life, beginning when the asset is placed in service.

         NETWORK CAPACITY AND SERVICES - The Company records the cost of broadband capacity and related services, where applicable, as network capacity and services. The Company will recognize network capacity expense over the term of the service agreement or as the capacity is utilized.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



         REVENUE RECOGNITION - The Company's revenue to date relates to the resale of private line communications services and construction services. The Company records revenue from communications services as the services are provided. Amounts billed in advance of the service period, including relevant setup fees, are deferred. Revenue from construction service contracts to develop fiber-optic systems for others is calculated on the percentage-of-completion basis over the period of construction. Miles completed are considered to be the best available measure of progress of these contracts. Revenue recognized in excess of billings will be recorded as unbilled revenue. Billings are generally rendered on the achievement of certain construction milestones. Provisions are made for all potential losses as soon as they become evident.

         DARK FIBER SALES/IRU REVENUE - In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, REAL ESTATE SALES, AN INTERPRETATION OF FASB STATEMENT NO. 66, which is effective for transactions entered into after June 30, 1999. The interpretation considers dark fiber as integral equipment, and to obtain sales-type lease accounting on fiber sale or lease transactions, title must transfer to the purchaser or lessee. Transactions in which title does not transfer must be accounted for as operating leases and revenue will be recognized over the term of the agreement. The interpretation does not affect the cash flows from dark fiber sales, leases or IRUs; however, it will result in a substantial amount of deferred revenue being recorded. Authoritative accounting guidance is evolving and any changes in the authoritative guidance could affect the accounting for revenue and expenses associated with future transactions.

         LOSS PER COMMON SHARE - The Company calculates basic and diluted loss per share pursuant to Statement of Financial Accounting Standard ("SFAS") No. 128, EARNINGS PER SHARE. Basic and diluted loss per share amounts have been computed using the weighted average number of shares outstanding during each period. The Company had a net loss during the three and six month periods ended June 30, 2001 and 2000 and therefore, common stock equivalents consisting of warrants, stock options and convertible preferred stock totaling approximately 100.8 million shares and 69.7 million shares as of June 30, 2001 and 2000, respectively, have been excluded from the calculation of diluted loss per share, as their impact is anti-dilutive.

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

         RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. This statement, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We were required to adopt SFAS No. 133 on January 1, 2001 and its adoption did not have a significant impact on our financial position or results of operations.

         On March 31, 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD OPINION NO. 25. This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on our results of operations and financial position was not material, but its application may have a material impact on future accounting for stock based compensation transactions.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



         Effective June 30, 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. This statement requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The provisions of these statements are required to be adopted by the Company for its fiscal year beginning January 1, 2002. The Company does not currently have goodwill or acquired intangible assets; therefore, management does not believe the adoption of the new statements will have an impact on the Company's financial condition or results of operations. The application of the new statements may have a material impact on the accounting for goodwill and acquired intangible assets resulting from future business combinations.

2.       PROPERTY AND EQUIPMENT, NET

         The Company continues to construct approximately 6,500 miles of its total network. Costs associated directly with the uncompleted routes on the network are capitalized and interest expense incurred during construction is capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. Upon completion of routes on the network, these assets will be placed in service and depreciated over their estimated useful lives ranging from four to twenty years.

         Property and equipment consists of the following:


                                              JUNE 30,       DECEMBER 31,
                                               2001             2000

Land                                       $   3,467,195    $   2,108,192
Furniture, fixtures and office equipment      12,950,670        4,037,894
Acquired network assets                       41,259,214       11,153,216
Network construction-in-progress             587,424,863      326,345,617
                                           -------------    -------------

                                             645,101,942      343,644,919
Less accumulated depreciation                 (1,438,764)        (566,742)
                                           -------------    -------------

                                           $ 643,663,178    $ 343,078,177
                                           =============    =============

         Acquired network assets as of June 30, 2001 consist primarily of prepayments for the acquisition of dark fiber pursuant to IRUs with certain other telecommunications providers.

3.       COMMITMENTS AND CONTINGENCIES

         In March 2001, the Company purchased network capacity and colocation services from Winstar Wireless, Inc. ("Winstar"). The services agreement provided for the Company to elect to use all network capacity rather than colocation services. In April 2001, the Company was in discussions with Winstar to use only network capacity and no colocation services. The Company paid $25 million to Winstar in connection with the execution of the agreement, which has been recorded in the accompanying financial statements as network capacity and services.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         In March 2001, the Company sold Winstar conduits under a 20-year IRU for $25 million in cash and an additional $25 million to be paid in May 2001. The Company received $25 million in cash that has been recorded as deferred revenue.

         On April 18, 2001, Winstar filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has held various discussions with Winstar related to utilization of the services purchased from Winstar; however, the Company cannot determine what impact, if any, the bankruptcy filing will have on Winstar's ability to provide these services. Should these services be undeliverable or the agreement canceled as part of Winstar's bankruptcy proceeding, the Company may have an impairment charge of up to $25 million for the write-off of the recorded network capacity. The services agreement provided for the Company to pay an additional $25 million to Winstar in May 2001. On July 23, 2001, Winstar filed an action in the U.S. Bankruptcy Court seeking payment of the additional $25 million. Management does not believe the Company is obligated to pay additional amounts and intends to vigorously defend itself against this claim.

         On July 25, 2001, Winstar filed a motion in the U.S. Bankruptcy Court to reject the contract for the purchase of conduit from the Company as described above. Company management and legal counsel are currently evaluating legal remedies related to the Winstar bankruptcy filing. The Company will account for any write-offs of assets and deferred revenue when the rulings of the Bankruptcy Court related to these contracts with Winstar are made. Resolution of these matters is not expected to have a material adverse effect on the Company.

         LITIGATION - The Company is a party to various claims involving employee related matters. Management believes that the claims are without merit and the Company intends to vigorously defend itself against them. The Company is a party to various other legal proceedings arising in the ordinary course of business, including issues related to obtaining rights of way. In addition, the Company has also been a party to bankruptcy proceedings involving select customers and vendors. Although a number of uncertainties exist in any bankruptcy and the rights and obligations of the counter party and its creditors will be determined in the bankruptcy court, the Company does not believe these proceedings, or other legal claims, will have a material adverse effect on the Company's financial condition or results of operations.

         EQUIPMENT SUPPLY AGREEMENT - On April 12, 2001, PF.Net Corp., a wholly owned subsidiary of the Company entered into an agreement (the "Supply Agreement") with Cisco Systems, Inc. ("Cisco") pursuant to which Cisco will supply optronics equipment, data internetworking equipment and other specified services for the Company's network. Under the Supply Agreement, the Company has committed to purchase at least $225 million of equipment and services through May 24, 2003.

         CAPACITY AGREEMENT - During June 2001, the Company entered into an agreement to acquire network capacity for approximately $33.6 million that will be utilized over a term of 20 years or until a contractually established maximum amount of capacity is used. The total amount was paid in advance and has been recorded as network capacity within the accompanying financial statements.

         LOCAL INTERCONNECTION AGREEMENT - In June 2001, the Company entered into a Master Services Agreement for local interconnection access services. The Agreement obligates the Company to purchase approximately $44 million in services over a five-year period, with annual minimum purchase commitments during each contract year.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.       SERIES B REDEEMABLE CONVERTIBLE SENIOR PREFERRED STOCK

         On May 24, 2001, the Company issued 2,000,000 shares of its Series B Senior Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for gross proceeds of $200 million. The Series B Preferred Stock has an initial liquidation preference of $100 per share. Dividends on the Series B Preferred Stock are cumulative from the date of issuance at an annual rate equal to the liquidation preference multiplied by 10% compounded quarterly, payable in increases in the liquidation preference of the Series B Preferred Stock. Holders of the Series B Preferred Stock may convert their shares, in whole or in part, into common stock by dividing the sum of the liquidation preference plus accrued dividends by the conversion price of $8.50 per share. The Series B Preferred Stock will automatically convert to common stock upon the consummation of certain transactions. The Series B Preferred Stock provides for mandatory redemption on August 15, 2010 at a price in cash equal to the liquidation preference amount plus accumulated and unpaid dividends through the date of redemption.

         The holder of the Series B Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the Company's capital stock as if all shares of Series B Preferred Stock were converted into common shares. The Preferred Stock is senior to the Company's common stock with respect to dividend distributions and distributions on liquidation.

         In connection with the issuance of the Series B Preferred Stock, the Company granted to the holder of the Series B Preferred Stock contingent anti-dilution warrants to purchase shares of common stock at a price of $0.01 per share. The anti-dilution warrants vest and become exercisable from time to time in connection with the vesting of other contingent warrants previously issued by the Company (the "Prior Contingent Warrants") for a number of shares of common stock that will cause the percentage of the common stock held by such holder after giving effect to the exercise of the anti-dilution warrants and the Prior Contingent Warrants to equal the percentage of the common stock held by such holder immediately prior to such exercise. The Company will record the fair value of the anti-dilution warrants, if any, when the issuance of the anti-dilution warrants is probable and the number of shares is reasonably determinable.

         In connection with the issuance of the Series B Preferred Stock, the Company issued contingent Performance Warrants to the holder of the Series B Preferred Stock to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Performance Warrants will vest and become exercisable on (a) the date of any equity issuance at a price per share that is less than the holder's effective cost per share, except for certain exempt issuances as defined in the warrant agreement or (b) June 30, 2003, in the event of a failure to reach certain revenue and earnings before interest, income taxes, depreciation and amortization (EBITDA) targets, as defined in the agreement, or to complete a sale of the Company or public offering at specified valuations. The Company will record the fair value of the Performance Warrants, if any, when the issuance of the Performance Warrants is probable and the number of shares to be issued is reasonably determinable.

         The issuance of the Series B Preferred Stock relieved the Company of its contingent obligation to issue additional warrants under the terms of its high yield debt offering in 2000. Additionally, according to the terms of the Company's note payable to affiliate, approximately $12.4 million in principal and interest was repaid as a result of the issuance of the Series B Preferred Stock.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.       PUT WARRANTS

         In connection with a network development agreement with AT&T, in October 1999 the Company issued warrants to AT&T (the "Put Warrants") to purchase 14,141,414 shares of the Company's common stock at a price of $2.8125 per share, the estimated fair value of the Company's common stock at the date of grant. In the event that the Company does not complete an initial public offering by October 29, 2004, the holder of the warrants shall have the right to require the Company to repurchase the unexercised shares at the difference between the warrant exercise price and the fair market price of the Company's common stock on the date of repurchase. The Put Warrants expire October 29, 2004 or, in the event the Company has not completed an initial public offering by October 29, 2004, they will expire on October 29, 2006.

         The Company recorded the initial fair value of these warrants upon issuance, approximately $25.8 million, as network construction-in-progress and a corresponding amount to Put Warrants. The Company recognizes changes to the fair market value of the Put Warrants in earnings. The Company recognized non-cash charges totaling $26.1 million for the six months ended June 30, 2001, and $42.2 million for the six months ended June 30, 2000, to reflect the increase in the value of the Put Warrants.

6.       STOCK COMPENSATION

         The Company granted approximately 2.9 million nonqualified stock options ("NQSO") to employees during the six months ended June 30, 2001 at a weighted-average exercise price of $6.65 per share. The compensation expense recognized for the three and six months ended June 30, 2001 in accordance with Accounting Principles Board Opinion No. 25 was approximately $305,000 and $634,000, respectively. As of June 30, 2001, the Company has approximately $2.5 million of unamortized compensation expense within stockholders' equity that will be recorded as compensation expense through approximately April 2004.

         The Company recognized $376,000 and $450,000 of compensation expense for the three and six months ended June 30, 2000, respectively, for NQSOs granted in 1999 and 2000.

7.       CREDIT FACILITY

         On May 24, 2001, the Company's credit facility with First Union National Bank was amended (the "Credit Facility") to provide for an additional $297.4 million in vendor financing to be provided by Cisco Systems Capital Corporation in the amount of $285 million and by an affiliate in the amount of $12.4 million. The amendment to the Credit Facility results in total borrowing capacity of $647.4 million.

         The amended Credit Facility provides for term notes under Tranche A and a revolving facility. The Tranche A facility provides for borrowings of up to approximately $497.4 million, and the revolving facility provides for borrowings of up to $150 million. The Tranche A facility is comprised of three subfacilities (i) $160 million available for the purchase of vendor products and services used in the construction of the network, (ii) $40 million available to finance general capital expenditures and operating expenses associated with development of our network, as defined, and (iii) $297.4 million available for the purchase of specified vendor products and services used in the construction of the network. The revolving facility provides for borrowings for general capital expenditures and operating expenses associated with the development of the network and working capital needs.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During the six months ended June 30, 2001, the Company borrowed amounts totaling $112.4 million, net of $50 million in repayments, under the Credit Facility. The current borrowings under the Credit Facility bear interest at the three-month or six-month LIBOR plus a spread of 4.75 percent. The weighted average interest rate for the borrowings as of June 30, 2001 is approximately 9.7%.

         The Credit Facility is subject to certain restrictive covenants including minimum route mile completion in accordance with the Company's network development agreement with AT&T, minimum revenue and operating results before interest, income taxes, depreciation and amortization and certain debt to equity ratios. In connection with the amendment to the Credit Facility, certain financial covenants were revised. The Company was in compliance with all debt covenants as of June 30, 2001. The Credit Facility is secured by substantially all of the assets of PF.Net Corp. (a wholly-owned subsidiary of the Company) and its subsidiaries.

         As of June 30, 2001, the Company has a total of approximately $531.1 million (net of $3.9 million in outstanding letters of credit) available under the Credit Facility, assuming the Company meets certain spending requirements with respect to our network and the equipment purchased from Cisco for use on our network.

8.       MAJOR CUSTOMER

         The Company is currently in the development stage with revenue from one customer amounting to 60% and 50% of total revenue for the three and six months ended June 30, 2001, respectively.

9.       SUBSEQUENT EVENTS

         On July 27, 2001, the Company and AT&T amended the original network development agreement initially entered into during October 1999 and amended in December 2000, related to the construction of the Company's network. The Company also amended the dark fiber purchase agreement entered into during December 2000 related to the purchase of fiber from AT&T. The Company will reduce its overall capital expenditures by approximately $47 million as a result of the amendment to the network development agreement and will receive approximately $15 million less from AT&T for AT&T's share of the constructed routes. This amendment results in a net overall benefit to the Company of approximately $32 million through December 2002.

         The amendments to the network development agreement and the dark fiber purchase agreement will result in an overall increase in route miles to the current network of approximately 1,575 miles. The total commitment under the amended dark fiber purchase agreement remains substantially the same as the original commitment; however, the Company now has the right to accept route segments through 2006, which will allow the Company to defer approximately $68 million into 2003 and beyond.

         In summary, through these two amendments, the Company has been able to reduce overall capital expenditures while at the same time increasing total network route miles to more than 20,000.

         On August 14, 2001, the Company announced a planned reduction in its workforce by approximately 75 employees, representing approximately 24% of its total full time staff. The reductions primarily affected operations and sales, general and administrative personnel. These changes are in accordance with the Company's capital conservation initiative to minimize overall cash operating expenses as we continue our network completion in uncertain market and economic conditions. The Company does not expect charges related to these reductions to materially impact the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements (including the notes thereto), included elsewhere herein.

         This Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Rule 175 under the Securities Act, Rule 3b-6 under the Exchange Act and Securities Act Release No. 6084 (June 25, 1979). These forward-looking statements may be affected by risks and uncertainties, including without limitation, our ability to (i) remain in compliance with our current debt agreements and indenture covenants; (ii) obtain additional capital and financing, as required, at reasonable costs and on satisfactory terms and conditions; (iii) effectively and efficiently manage the completion of the route segments of our fiber-optic network through construction and swapping; and (iv) access markets and enter into contracts to sell or swap dark fiber or lease high-volume capacity on our fiber-optic network. These forward-looking statements also depend on the timely performance by third-party contractors and our swap partners of their obligations. There can be no assurance that we will remain in compliance with our current debt agreements or indenture covenants, obtain additional capital and financing as required, successfully manage construction or sell fiber and capacity to additional customers. A failure of any of the foregoing may significantly delay or prevent completion of our fiber-optic network, which would have a material adverse effect on our financial condition and results of operations. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. We do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         Our goal is to become a leading facilities-based provider of technologically advanced, high-capacity fiber-optic network infrastructure, private networks and communications services throughout the continental United States. We intend to pursue a broadband carrier strategy by connecting many of the highest volume telecommunications markets and customers in the United States to each other and to the Internet. Our services will include data, video and voice transmission to Internet service providers, telecommunications carriers, corporate and governmental entities and other datacentric buyers of network capacity. Through joint construction arrangements and fiber and conduit swaps, sales and purchases, we intend to assemble a low-cost, upgradeable nationwide fiber-optic network consisting of approximately 20,000 miles, of which we currently expect to light at least 18,500 miles through 2002. Through our own constructed and partner provided points of presence (POPs), our network will have access to over 175 metropolitan areas in the continental United States, including at least 40 of the top 50 MSAs and all of the top 20 MSAs.

         We are currently planning to construct approximately 6,500 miles of our network and acquiring an additional 13,500 miles through a swap agreement with Touch America for approximately 4,500 miles and a fiber acquisition agreement with AT&T Corp. ("AT&T") for approximately 9,000 miles. The constructed portion of our network will include substantial fiber and empty conduit. We may expand our network over time through swaps and sales of fiber and conduit, fiber and conduit purchases and additional joint construction arrangements.

         On October 29, 1999, we entered into an agreement with AT&T to build approximately one-half of the outsourced segments of AT&T's state-of-the-art fiber optic network. The construction contemplated by the AT&T network development agreement, as amended on December 9, 2000 and again on July 27, 2001, now represents approximately 6,200 miles of the total 6,500-mile constructed portion of our network, connecting major metropolitan areas along AT&T's network. We believe that this agreement will provide us with many business, operational and marketing advantages. AT&T is now paying us an aggregate of approximately $290 million for our construction services, including approximately $9 million for construction related to optical amplifier sites, thus reducing our overall network construction costs. In addition, we will design and construct this portion of the network to AT&T's specifications, which will ensure network quality and reliability and provide us with a key marketing advantage in offering our services. AT&T has also agreed to provide its private rights of way for use on the AT&T portion of our network. We and AT&T intend to jointly dispose of up to 96 dark fibers along these 6,200 route miles, which will further reduce our overall network construction costs. We will each contribute up to 48 fibers to these joint dispositions.

         On February 25, 2000, we entered into a conduit and fiber swap agreement with Touch America, a subsidiary of Montana Power, that will provide us with a combination of fiber and conduit over approximately 4,500 route miles of its network and approximately $48.5 million in cash in exchange for a combination of fiber and conduit over approximately 5,900 route miles of our network. Touch America is constructing most of these route miles pursuant to a joint construction agreement with AT&T similar to our agreement with AT&T and is currently scheduled to complete this project during late 2001 or early 2002. The total payments from Touch America are subject to adjustment based on the final route miles exchanged.

         We are a development stage company and, accordingly, we have a limited operating history. The development, construction and expansion of our network will require substantial amounts of capital to be invested before any significant recurring revenue is generated. We expect to continue to incur significant and increasing operating losses and negative earnings before interest, income taxes, depreciation and amortization ("EBITDA") while we construct our network and develop our customer base. We do not anticipate significant revenue from sales of broadband services until early 2002. In order for us to meet our strategic objectives, we must complete the constructed portion of our network according to our build schedule and generate a substantial volume of traffic on our network. In addition, we will rely upon Touch America and AT&T for timely completion and delivery of their network obligations.

RECENT DEVELOPMENTS

         RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 1999, the FASB issued Interpretation No. 43, REAL ESTATE SALES, AN INTERPRETATION OF FASB STATEMENT NO. 66, which is effective for transactions entered into after June 30, 1999. This interpretation considers dark fiber as integral equipment, and to obtain sales-type lease accounting on fiber sale or lease transactions, title must transfer to the purchaser or lessee. Transactions in which title does not transfer must be accounted for as operating leases and revenue will be recognized over the term of the agreement. The Interpretation does not affect cash flows from dark fiber sales, leases, or IRU's; however, it could result in a substantial amount of deferred revenue being recorded. Authoritative accounting guidance is evolving and any changes in the authoritative guidance could affect our accounting for revenue and expenses associated with future transactions.

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

         In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. This statement requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. Also in June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The provisions of these statements are required to be adopted by the Company for its fiscal year beginning January 1, 2002. We do not currently have goodwill or acquired intangible assets; therefore, we do not believe the adoption of the new statements will have an impact on our financial condition or results of operations. The application of the new statements may have a material impact on the accounting for goodwill and acquired intangible assets resulting from future business combinations.

         ISSUANCE OF SERIES B PREFERRED STOCK

         On May 24, 2001, we issued 2,000,000 shares of our Series B Senior Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for gross proceeds of $200 million. The Series B Preferred Stock has an initial liquidation preference of $100 per share. Dividends on the Series B Preferred Stock are cumulative from the date of issuance at an annual rate equal to the liquidation preference multiplied by 10% compounded quarterly, payable in increases in the liquidation preference of the Series B Preferred Stock. Holders of the Series B Preferred Stock may convert their shares, in whole or in part, into common stock by dividing the sum of the liquidation preference plus accrued dividends by the conversion price of $8.50 per share. The Series B Preferred Stock will also automatically convert to common stock upon the consummation of certain transactions. The Series B Preferred Stock provides for mandatory redemption on August 15, 2010 at a price in cash equal to the liquidation preference amount plus accumulated and unpaid dividends through the date of redemption.

         The holder of the Series B Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of our capital stock as if all shares of the Series B Preferred Stock were converted to common stock. The Preferred Stock is senior to our common stock with respect to dividend distributions and distributions on liquidation.

         In connection with the issuance of the Series B Preferred Stock, we granted to the holder of the Series B Preferred Stock contingent anti-dilution warrants to purchase shares of common stock at a price of $0.01 per share. The anti-dilution warrants vest and become exercisable from time to time in connection with the vesting of other contingent warrants previously issued by the Company (the "Prior Contingent Warrants") for a number of shares of common stock that will cause the percentage of the common stock held by such holder after giving effect to the exercise of the anti-dilution warrants and the Prior Contingent Warrants to equal the percentage of the common stock held by such holder immediately prior to such exercise.

         In connection with the issuance of the Series B Preferred Stock, we issued contingent warrants (the "Performance Warrants") to Cisco to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Performance Warrants will vest and become exercisable on (a) the date of any equity issuance at a price per share that is less than the holder's effective cost per share, except for certain exempt issuances, as defined in the warrant agreement or (b) June 30, 2003, in the event of a failure to reach certain revenue and EBITDA targets, as defined in the agreement, or to complete a sale of the Company or public offering at specified valuations. The number of shares of common stock issuable upon conversion of the Performance Warrants is subject to adjustment if shares of our common stock are granted or sold at a price per share that is less than the fair value of each share of common stock on the date of grant or sale.

         The issuance of the Series B Preferred Stock relieved our contingent obligation to issue additional warrants under the terms of our high yield debt offering in 2000. Additionally, according to the terms of the Company's note payable to affiliate, approximately $12.4 million in principal and interest was repaid as a result of the issuance of the Series B Preferred Stock.

         SUPPLY AGREEMENT WITH CISCO SYSTEMS, INC.

         On April 12, 2001, PF.Net Corp., our wholly owned subsidiary, entered into an agreement (the "Supply Agreement") with Cisco pursuant to which Cisco will supply optronics and data internetworking equipment for our network. We have committed to purchase at least $225 million of equipment and services from Cisco through May 24, 2003.

         AMENDMENT TO FIRST UNION CREDIT FACILITY

         On May 24, 2001, in connection with the Supply Agreement described above, our credit facility with First Union National Bank was amended to provide for an additional $297.4 million in vendor financing to be provided by Cisco Systems Capital Corporation in the amount of $285 million and by an affiliate in the amount of $12.4 million. The amendment to the Credit Facility results in total borrowing capacity of $647.4 million.

         As amended, the First Union Credit Agreement provides for term notes under Tranche A and a revolving facility. The Tranche A facility provides for borrowings of up to approximately $497.4 million, and the revolving facility provides for borrowings of up to $150 million. The Tranche A facility is comprised of three subfacilities (i) $160 million available for the purchase of vendor products and services used in the construction of the network, (ii) $40 million available to finance general capital expenditures and operating expenses associated with development of our network, as defined, and (iii) $297.4 million available for the purchase of vendor products and services used in the construction of the network. The revolving facility provides for borrowings for general capital expenditures and operating expenses associated with the development of the network and working capital needs.

         Borrowings under the credit facility bear interest, at PF.Net Corp.'s option, at the following rates per annum: (i) LIBOR (4.18% annual rate as of June 30, 2001) plus an applicable margin ranging between 3.50% to 4.75% per annum based on PF.Net Corp.'s consolidated leverage ratio or (ii) a base rate, which is equal to the greater of (a) the current prime rate of First Union, or
(b) the current U.S. federal funds rate plus 0.5% per annum, plus an applicable margin, ranging from 2.25% to 3.50% per annum based on the status of our subsidiary's consolidated leverage ratio. Indebtedness under the First Union Credit Agreement matures on December 31, 2006.

         The First Union Credit Agreement is subject to certain restrictive covenants including minimum route mile completion in accordance with PF.Net Corp.'s network development agreement with AT&T, minimum revenue and operating results before interest, income taxes, depreciation and amortization and certain debt to equity ratios. The credit facility is secured by substantially all of the assets of PF.Net Corp. and its subsidiaries.

         As of June 30, 2001, we had a total of approximately $531.1 million (net of $3.9 million of outstanding letters of credit) available under the Credit Facility, assuming we meet certain spending requirements with respect to our network and the equipment purchased from Cisco for use on our network.

         AMENDMENTS TO AT&T AGREEMENTS

         On July 27, 2001, we and AT&T amended the original network development agreement entered into during October 1999 related to the construction of our network and the dark fiber purchase agreement entered into during December 2000 related to our purchase of fiber from AT&T. We will reduce our overall capital expenditures by approximately $47 million as a result of the amendment to the network development agreement and will receive approximately $15 million less from AT&T for AT&T's share of the constructed routes. This amendment results in a net overall benefit to us of approximately $32 million through December 2002.

The amendments to the network development agreement and the dark fiber purchase agreement will result in an overall increase in route miles to the current network of approximately 1,575 miles. The total commitment under the amended dark fiber purchase agreement remains substantially the same as the original commitment; however, we now have the right to accept route segments through 2006, which will allow us to defer approximately $68 million of payments into 2003 and beyond.

In summary, through these two amendments, we have been able to reduce overall capital expenditures while at the same time increasing our total network route miles to more than 20,000.

         BUSINESS UPDATE

         We are continuing to increase our construction expenditures as we continue the build-out of our nationwide network. Construction expenditures approximated $302 million during the six months ended June 30, 2001, and we anticipate construction spending in the near term will increase from these levels as we continue our network build, pull fiber on our first phase network routes and begin lighting our network.

         We began pulling fiber through conduit in August 2000 and we lit our first route (Houston to Jacksonville) for testing purposes in the second quarter of 2001. We anticipate our Houston to Jacksonville route will become fully operational during the third quarter of 2001. We have experienced some permitting and construction delays on certain routes; however, our network build plan remains on track to be substantially completed during 2002. As of June 30, 2001, we had approximately 3,900 route miles of conduit in the ground and approximately 2,800 route miles of fiber-optic cable installed.

         AT&T is making payments to us for our progressive construction of its portion of our network. Touch America is also making payments to us for our progressive construction of network links that will be swapped pursuant to our swap agreement with them. Through June 30, 2001, we have received an aggregate of approximately $211.1 million pursuant to our network development agreement with AT&T and from proceeds related to dark fiber and conduit dispositions. During the six months ended June 30, 2001, we closed various dark fiber sale agreements resulting in second quarter dark fiber and conduit proceeds of approximately $28.2 million and year to date proceeds of approximately $67.1 million.

         As of June 30, 2001, we had ten primary communications services customers to whom we resell capacity that we purchase from other telecommunications providers. We are pursuing additional resale customers and we plan to selectively migrate these customers to our network upon its completion on a segment-by-segment basis, as appropriate.

         On August 14, 2001, the Company announced a planned reduction in its workforce by approximately 75 employees, representing approximately 24% of its total full time staff. The reductions primarily affected operations and sales, general and administrative personnel. These changes are in accordance with the Company's capital conservation initiative to minimize overall cash operating expenses as we continue our network completion in uncertain market and economic conditions. The Company does not expect charges related to these reductions to materially impact the Company.

RESULTS OF OPERATIONS 2001 VS. 2000

         SECOND QUARTER 2001 VS. SECOND QUARTER 2000

         We are a development stage company without a significant history of operating revenue. During the three months ended June 30, 2001, revenue totaled approximately $2.1 million compared to approximately $13,000 during the same period in the preceding year. This increase was due to the increase in the number of resale customers from two as of June 30, 2000 to ten as of June 30, 2001 and the addition of one customer representing monthly revenue of approximately $400,000. During the three months ended June 30, 2001, we recognized revenue of approximately $504,000 related to construction service contracts entered into for the development of fiber-optic networks for other telecommunications providers.

         Cost of revenue for the three months ended June 30, 2001 was approximately $3.5 million, compared to $57,000 incurred during the second quarter of 2000. The increase was a result of additional headcount within our network operations group, incremental communication services customers resulting in higher access costs and the costs associated with construction services contracts entered into during 2001. The Company expects the cost of revenue to continue to increase as we continue adding new communications customers and enter into additional construction services contracts while continuing the build-out of our network.

          Selling, general and administrative expenses were $11.8 million for the second quarter of 2001, an increase from $2.4 million during the second quarter of 2000. This increase primarily relates to the growth in the Company's selling, general and administrative departments since June 30, 2000 to accelerate the launch of our communication services business.

         Depreciation and amortization expenses for the quarter were $534,000, an increase of $448,000 from the second quarter of 2000. The increase is a direct result of the operational assets placed in service between June 30, 2000 and June 30, 2001, including, furniture, fixtures, office equipment and computer hardware.

         Interest income decreased 58% from $3.2 million during the second quarter 2000 to $1.3 million during the second quarter 2001. The decrease resulted from lower average cash balances in 2001 as compared to 2000 and declining interest rates. We expect interest income to decrease during the year as we continue construction spending for our network and utilize available cash.

         Net interest expense decreased to $5.3 million for the second quarter of 2001 from $10.4 million in 2000. Interest expense for the second quarter 2000 included the write-off of deferred financing costs amounting to $9 million in connection with the repayment of the bridge loan. The amount of capitalized interest also increased for the second quarter 2001 compared to the second quarter 2000, causing a decrease in net interest expense. These decreases were partially offset by higher interest costs associated with the borrowings under the credit facility, the high yield debt and amortization of the associated offering costs.

         SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000


         Revenue increased during the first six months of 2001 by approximately $2.4 million when compared to the corresponding period in the preceding year. The increase was due to the growth in the communications business and construction services as a result of conduit installation contracts completed for other telecommunications providers. The Company expects an increase in communications and construction services revenue as we continue to build out or network, add new customers and migrate them to our network.

         Cost of revenue for the six months of 2001 was $4.8 million, compared to $79,000 for 2000. The increase was a result of the buildup of staff within our network operations department, higher access costs in connection with the growing communications business and the costs associated with the construction services contracts entered into in 2001. The Company expects the cost of revenue to continue to increase as we continue adding new communications customers and enter into additional construction contracts while continuing the build-out of our network.

          Selling, general and administrative expenses were $19.7 million in 2001, representing an increase of 344% over the 2000 amount of $4.4 million. This increase primarily resulted from the growth in the Company's selling, general and administrative departments during the past 12 months to accelerate the launch of our communication services business.

          Depreciation and amortization expenses for the period were $872,000, an increase of $714,000 over 2000 depreciation and amortization expenses of $158,000. The increase is a direct result of the operational assets placed in service between June 30, 2000 and June 30, 2001, including, furniture, fixtures, office equipment and computer hardware.

         Interest income was $2.7 million for the six months of 2001 compared to $4.6 million in 2000. The decrease of 42% was primarily due to the lower average balance of cash and cash equivalents during 2001 and declines in interest rates. We expect interest income on a quarterly basis to decrease during the year as we lower our average cash balance in connection with higher anticipated construction spending.

         Net interest expense for the six months ended June 30, 2001 of $5.3 million represents a decrease of $5.9 million from the 2000 amount of $11.2 million. The substantial decrease was due to the capitalization of significantly more interest cost in 2001 compared to 2000 as a result of significantly higher construction spending in the 2001. The decrease associated with the higher interest capitalization was partially offset by higher interest costs associated with the borrowings under the credit facility, the high yield debt and amortization of the associated offering costs. The Company expects net interest expense to increase on a quarterly basis for the remainder of 2001 and into 2002 as we borrow additional amounts under our credit facility and increase construction spending in line with our business plan.

         Our net losses continue to reflect our development stage status and future recovery of tax losses remain uncertain. If we are able to carry these losses forward, future tax amounts owed will be lower due to these loss carry forwards.

FINANCIAL CONDITION AS OF JUNE 30, 2001

         Excluding the impact of deferred revenue in both periods, our working capital decreased from a surplus of $10.3 million as of December 31, 2000 to a deficit of $5.1 million as of June 30, 2001. The decrease was primarily due to the investment of accounts receivable collections in property and equipment and higher expenditures related to our network build-out.

         During the six months ended June 30, 2001, our cash levels increased approximately $51.3 million. Significant elements of this change consisted of
(i) cash proceeds from net borrowings under our credit facility of $112.4 million, (ii) proceeds from the Series B Preferred Stock issuance of $199 million, net of related financing costs, (iii) proceeds related to our network development agreement, dark fiber and conduit dispositions and colocation space in our POP sites totaling $142 million and (iv) changes in working capital providing $25 million. These cash increases were offset by (i) construction expenditures of $302 million, (ii) acquisition of network capacity and colocation space of $61.6 million, (iii) cash paid for interest and deferred financing fees of $30.2 million, (iv) repayment of the note payable to our affiliate of $12.4 million and (v) operational costs of $20.9 million incurred during the six months ended June 30, 2001 for operational, selling, general and administrative costs.

         In March 2001, we purchased network capacity and colocation services from Winstar Wireless, Inc. ("Winstar") for an aggregate purchase price of $50 million, with $25 million paid in the first quarter of 2001 and the remaining $25 million due in May 2001. On April 18, 2001, Winstar filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We have had various discussions with Winstar about continued utilization of the services; however, we cannot determine what impact, if any, the bankruptcy filing will have on these services. On July 23, 2001, Winstar filed an action in the U.S. Bankruptcy Court seeking payment of the additional $25 million. Management does not believe the Company is obligated to pay additional amounts and intends to vigorously defend against this claim.

         In March 2001, we sold Winstar conduits under a 20-year IRU for $25 million paid in the first quarter of 2001 with an additional $25 million to be paid in May 2001. On July 25, 2001, Winstar filed a motion in the U.S. Bankruptcy Court to reject this contract. As a result of this filing, the Company does not expect to receive the additional payment. We are currently evaluating legal remedies related to the Winstar bankruptcy filing. Velocita management does not believe these proceedings will have a material adverse effect on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The development of our business model will require significant capital expenditures, a substantial portion of which have been and continue to be incurred prior to the realization of any significant revenue. These expenditures, along with the associated early operating expenses, will result in substantial negative operating cash flow and substantial net operating losses for us for the foreseeable future. Although we believe that our cost estimates and network build-out schedule are reasonable, the actual construction costs or the timing of the capital expenditures may be different than current estimates.We may selectively defer planned expenditures and rescale portions of our network should capital expenditures differ significantly from our estimates.

         Total capital expenditures from January 1, 2001 through December 31, 2002 are expected to be approximately $1.05 billion, of which we spent $302 million from January 1, 2001 through June 30, 2001. Our current cash and cash equivalents on hand and the undrawn commitments on the credit facility, as amended, provided us with approximately $375 million of funds available at the end of June 2001. An additional $285 million will become available under our credit facility as we increase our spending for Cisco data equipment, optronics equipment and other specified services through 2001 and 2002. We also expect to receive additional proceeds under our network development agreement with AT&T and asset sales in excess of $325 million from July 1, 2001 through December 31, 2002.

Our total primary funding sources currently include the following:

o SERIES A PREFERRED STOCK AND EQUITY INVESTMENT. Upon the completion of the units offering in 2000, we received all of the preferred stock funds committed by Odyssey and the other co-investors of approximately $125 million. In addition, we had previously received approximately $8.6 million from PF Telecom Holdings LLC and Koch Telecom Ventures, Inc. in cash, service and materials as an equity contribution.

o SERIES B PREFERRED STOCK INVESTMENT. Upon the completion of the Series B Preferred Stock offering on May 24, 2001, we received all of the preferred stock funds committed by Cisco Systems, Inc. of approximately $200 million.

o THE CREDIT FACILITY. Our wholly owned subsidiary, PF.Net Corp., will borrow funds under its $647.4 million credit facility with First Union National Bank as and when needed. Based on our cumulative network construction expenditures, we had a total of $358.5 million available under the credit facility as of June 30, 2001, of which we have borrowed $112.4 million through August 1, 2001. An additional $285 million will become available as we continue to increase our spending for Cisco optronics, data internetworking equipment and other specified services. The term loans are available for borrowing until May 24, 2003 and the credit facility matures on December 31, 2006.

o THE UNITS OFFERING. On May 10, 2000, we completed the private placement of 225,000 units consisting of 13.75% senior notes with a stated principal amount of $225 million and warrants to purchase an aggregate of 8,926,296 shares of our common stock for $0.01 per share. We received $225 million in gross proceeds from the sale of the units.

o JOINT CONSTRUCTION. We plan to use joint construction contracts to decrease our construction costs. Under the current AT&T agreement, as amended in December 2000 and in July 2001, we expect to receive approximately $290 million of payments from AT&T for construction of the 6,200 miles contemplated by the amended AT&T agreement. We will seek to enter into similar arrangements with other telecommunications providers for the remaining 300 miles of our constructed network. We received approximately $130 million pursuant to the network development agreement through June 30, 2001.

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

o VENDOR FINANCING. We plan to finance the cost of certain fiber-optic and related data equipment through vendor financing arrangements. During April 2001, we entered into an agreement with Cisco to purchase $225 million of data equipment, internetworking equipment and other specified services over the next two years. In connection with this supply agreement, Cisco and its affiliate, Cisco Systems Capital Corporation, agreed to provide us with an aggregate of $285 million of debt financing included as a subfacility under Tranche A of our credit facility with First Union National Bank.

         We expect that the total sources of funding described above from July 1, 2001 through December 31, 2002, when combined with current cash and cash equivalents on hand, will provide approximately $1.0 billion.

         We expect that our primary cash uses from July 1, 2001 through December 31, 2002 will include the following:

         o NETWORK BUILD COSTS. Our primary anticipated cash need is funding capital expenditures for network build costs. We spent approximately $302 million under our network capital plan from January 1, 2001 through June 30, 2001. We estimate that during the period from July 1, 2001 through December 31, 2002, we will spend approximately $725 million to construct and light substantially our entire network, assuming the constructed portion consists of an average of 132 fibers per route mile. Our construction is being performed under construction contracts with third parties that include liquidated damage provisions and penalties if such construction is not completed within specified timeframes.

         o DEBT SERVICE PAYMENTS. We estimate that during the period from July 1, 2001 through December 31, 2002, we will pay approximately $120 million in interest. The amount of interest expense is expected to increase from the levels experienced during the second quarter due to the increase in the interest rate spread in our credit agreement subsequent to the amendment, which occurred in May 2001, and the timing and amount of our anticipated construction expenditures.

         o OPERATING LOSSES. We expect to generate substantial operating losses through 2002.

SUMMARY

         We expect that the net proceeds from the units offering, the series A and series B preferred stock investments, borrowings and additional availability under the credit facility, proceeds received under joint construction contracts, proceeds from dispositions of dark fiber, our vendor financing agreement with Cisco and cash on hand will be sufficient to satisfy our anticipated cash requirements for substantially all of our network build and initial light plan, which we expect to be completed during the latter part of 2002.
However, we are dependent on dark fiber and conduit proceeds and positive
EBITDA cash flows in 2002 for a portion of our cash requirements, and given current market conditions specific to the telecommunications industry, these sources of funding may be at risk. Management has initiated a capital conservation program to conserve capital and manage our ongoing cash operating expenditures to mitigate this risk. We may need to raise additional funds to meet our liquidity needs for subsequent periods and may do so when market conditions permit us to raise capital on acceptable terms.

         We cannot assure you that our capital needs will not exceed the amounts we have estimated, that our construction costs or operating losses will not be larger than we currently anticipate, that cash received from dark fiber dispositions will be at the levels we currently expect, that we will be able to finance changes to our construction plan, or that we will be able to obtain the necessary funds under the credit facility or from the sources described above or at all. If we are unable to obtain the necessary funds, we will be required to decrease or defer our planned capital expenditures and, depending on the cash flow from our then-existing businesses, reduce the scope of our planned operations and/or restructure our debts.

         Our amended credit agreement and vendor financing in May 2001 resulted in higher interest expense and revisions to our debt covenants. Continued increases in interest rates could have a material impact on our ability to pay interest on variable rate debt that we may obtain under our credit facilities. In addition, our ability to expand our business and enter into new customer relationships will depend on our ability to obtain additional financing for these projects. Continued weakness in the capital markets for telecommunications companies, including the increasing bankruptcy filings among competitors and potential customers, could also materially affect our ability to obtain additional financing or sell dark fibers or conduits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We have interest rate exposure related to the credit facility. Borrowings under the credit facility bear interest at rates that fluctuate with changes in short-term interest rates. The credit facility requires us to hedge the risks related to interest rate movements through the use of interest rate protection agreements or other derivative instruments and as necessary to ensure that at least 50% of our consolidated indebtedness either bears interest at a fixed rate or is protected against interest rate fluctuations by a hedging agreement that fixes or limits our interest cost. As all of the interest on the senior notes is at a fixed rate and our borrowings under the credit facility are not greater than 50% of our consolidated indebtedness, no interest rate hedging is currently required. We may choose to manage our risk associated with interest rate movements through an appropriate balance of fixed and variable rate obligations as described above. To maintain an effective balance of fixed and variable obligations, we may elect to enter into specific interest rate swaps or other derivative instruments, as we deem necessary. The Company has borrowed $112.4 million under the credit facility as of June 30, 2001 bearing interest at a weighted average interest rate of approximately 9.7%. As of June 30, 2001, the Company is not a party to any interest rate swaps or other derivative instruments.

MARKET RISK

         We have market risk exposure related to put warrants. We issued warrants to purchase 14,141,414 shares of the Company's common stock at $2.8125 per share. In the event that the Company does not complete an initial public offering by October 29, 2004, the holder of the warrants shall have the right to require us to repurchase the unexercised shares at the difference between the warrant exercise price and the fair market price of our common stock on the date of repurchase. If the Company is unable to pay cash or if debt terms prohibit payment of cash for the repurchase, the Company will use commercially reasonable efforts to provide substitute consideration, including subordinated indebtedness or preferred equity. We recognize changes to the fair market value of the put warrants in earnings. Changes in the fair value of our common stock affect the fair value of the put warrants. Such changes could have a material effect on our financial position and results of operations. During the six months ended June 30, 2001, the fair value of the put warrants increased $26.1 million to $97.4 million, determined using the Black-Scholes option-pricing model.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In July 2001, the Company was named as a defendant in Winstar Wireless, Inc. ("Winstar") vs. Velocita Corp. filed in the United States Bankruptcy Court, District of Delaware. The claim involves the Company's agreement with Winstar to purchase network capacity and colocation services for an aggregate purchase price of $50 million, with $25 million paid in the first quarter of 2001 and the remaining $25 million due in May 2001. On April 18, 2001, Winstar filed for protection under Chapter 11 of the U.S. Bankruptcy Code and, through this claim, have demanded payment of the $25 million due in May 2001. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of this claim, management believes that the Company has substantial defenses to the claims asserted in the Winstar action and intends to defend them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective May 24, 2001, the stockholders of the Company approved, via unanimous written consent, the terms of the financing transaction with Cisco Systems, Inc. and its affiliate, Cisco Systems Capital Corporation, as well as the appointment of Mr. Ammar Hanafi and Mr. William Nuti as the Cisco Systems, Inc. designees on our Board of Directors.

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  EXHIBIT NO.                DESCRIPTION OF EXHIBIT
                  -----------                ----------------------

                  3.1 Amended and Restated Certificate of Incorporation, filed on May 24, 2001, of Velocita Corp. (formerly PF.Net Communications, Inc.) (formerly PF.Net Holdings, Limited).

                  3.2 Certificate of Designations, filed on May 24, 2001 of Series A Senior Cumulative Convertible Preferred Stock of Velocita Corp. (formerly PF.Net Communications, Inc.). (formerly PF.Net Holdings, Limited).

                  3.3 Certificate of Designations, filed on May 24, 2001 of Series B Senior Cumulative Convertible Preferred Stock of Velocita Corp. (formerly PF.Net Communications, Inc.). (formerly PF.Net Holdings, Limited). 10.1 Credit Agreement, dated as of October 29, 1999, among PF.Net Corp., as borrower, the lenders party thereto, and First Union National Bank as administrative agent and syndication agent (as amended by the Second Amendment to Loan Documents, dated as of May 24, 2001).

                  10.2 Second Amendment to Loan Documents, dated as of May 24, 2001, among PF.Net Corp., Velocita Corp., each of the subsidiaries of PF.Net Corp. as guarantors, First Union National Bank, as administrative agent, the lenders, State Street Bank and Trust Company, as corporate trustee and Patrick Thebado, as individual trustee for the secured parties, amending the various loan documents entered into under the Credit Agreement.

                  10.3 Amended and Restated Stockholders Agreement, dated as of May 24, 2001, by and among Velocita Corp., PF.Net Corp., PF.Net Property Corp., PF.Net Supply Corp., PF.Net Construction Corp., PF.Net Network Services Corp., PF.Net Virginia Corp., PF.Net Virginia, LLC, John Warta, Karen Irwin, Treg Ventures LLC, Gregory
                           M. Irwin Trust, Tracie H. Irwin-Waldman Trust, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, PF Coinvestment, LLC, PF Coinvestment II, LLC, PF Telecom Holdings, LLC, Koch Telecom Ventures, Inc., UBS Capital II LLC, GLW Ventures LLC, Georgiana Warta, First Union Investors, Inc., First Union Capital Partners, LLC and Cisco Systems, Inc.

                  10.4 Amended and Restated Fiber Sale Agreement, dated as of July 27, 2001, between PF.Net Corp. and AT&T Corp.

                  10.5 Amendment No. 3 to the Fiber-Optic System Agreement, dated as of July 27, 2001, between PF.Net Corp. and AT&T Corp.

          (b)     REPORTS ON FORM 8-K:

                  Current Report on Form 8-K (Item 5) filed on April 12, 2001, regarding the supply agreement entered into with Cisco Systems, Inc. and the financing commitment received from Cisco Systems Capital Corporation, an affiliate of Cisco Systems, Inc.

                  Current Report on Form 8-K (Item 5) filed on May 9, 2001, regarding the notification to the holders of warrants issued pursuant to the Warrant Agreement dated May 10, 2000 that the deadline for completing an equity offering preventing the issuance of additional warrants had been extended by thirty days in accordance with the terms of the Warrant Agreement.

                  Current Report on Form 8-K (Item 5) filed on May 24, 2001, regarding the amendment of the credit facility with First Union and the effectiveness of the supply agreement and financing commitment entered into with Cisco Systems, Inc., and Cisco Systems Capital Corporation, respectively.

                  Current Report on Form 8-K (Item 5) filed on June 8, 2001, regarding the notification to holders of warrants issued pursuant to the Warrant Agreement dated May 10, 2000 that the Company was not required to issue additional warrants to purchase shares of the Company's common stock in accordance with the terms of the Warrant Agreement.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VELOCITA CORP.
                                          (Registrant)

                                     By:   /s/ David L. Taylor
                                          ------------------------------------
                                          Name:  David L. Taylor
                                          Title: Chief Financial Officer


                                     Dated: August 14, 2001