Form 10-Q
period 2001-09-30
VELOCITA CORP
filed 2001-11-14
CIK 1116563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                             Commission file number:
                                    333-39646
                                -----------------

                                 VELOCITA CORP.
             (Exact name of Registrant as specified in its charter)

                                -----------------

                DELAWARE                                     52-2197932
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)

                        2941 FAIRVIEW PARK DR., SUITE 200
                          FALLS CHURCH, VIRGINIA 22042
                    (Address of principle executive offices)

                                 (703) 564-7200
                (Company's telephone number, including area code)

         Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES [X]  NO [ ]

         The Company had 80,000,000 shares of common stock, $.01 par value, outstanding at October 31, 2001.

                                 VELOCITA CORP.
                                    FORM 10-Q
                               SEPTEMBER 30, 2001
                                      INDEX


                         PART I - FINANCIAL INFORMATION

     Item 1.  Unaudited Financial Statements

                Condensed Consolidated Balance Sheets..........................1
                Condensed Consolidated Statements of Operations................2
                Condensed Consolidated Statements of Cash Flows................3
                Notes To Condensed Consolidated Financial Statements...........4

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................12

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      2001            2000
                                                                                   -----------    -----------
(Dollars in thousands, except share data)                                          (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...........................................            $   186,830    $    76,325
  Accounts receivable, net of allowance of $200 and $0 ................                 31,230         31,888
  Prepaid expenses and other current assets ...........................                 10,363          5,148
                                                                                   -----------    -----------
      Total current assets  ...................................................        228,423        113,361

Property and equipment, net ...................................................        734,974        343,078
Network capacity and services .................................................         62,699             --
Deferred financing costs, net .................................................         26,920         19,941
Other assets ..................................................................          4,120            361
                                                                                   -----------    -----------
                                                                                   $ 1,057,136    $   476,741
                                                                                   ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable  ...........................................................    $    26,809    $    37,065
  Accrued liabilities .........................................................         87,895         36,612
  Accrued interest payable ....................................................         15,068          5,209
  Fiber-optic network obligation ..............................................             --          7,279
  Contract liability ..........................................................             --         11,153
  Current portion of borrowings under credit facility .........................          5,000             --
  Current portion of deferred revenue .........................................          6,958         14,221
  Current portion of construction retainage and other .........................         13,025          5,693
                                                                                   -----------    -----------
      Total current liabilities ...............................................        154,755        117,232

Deferred revenue ..............................................................         98,379             --
Other liabilities .............................................................         10,987          8,957
Borrowings under credit facility ..............................................        299,052             --
Long-term debt, net of debt discount of $45,725 and $49,708 ...................        179,275        175,293
Note payable to affiliate .....................................................             --         11,749
Commitments and contingencies  ................................................             --             --
Series A redeemable convertible senior preferred stock, 1,250,000 shares authorized; 10% cumulative convertible; stated value $100 per share; 1,250,000 shares issued and outstanding; stated at liquidation preference of $151,111
  and $140,320, net of financing costs of $7,378 and $8,032 ...................        143,733        132,288
 Series B redeemable convertible senior preferred stock, 2,000,000 shares authorized; 10% cumulative convertible; stated value $100 per share; 2,000,000 shares issued and outstanding; stated at liquidation preference of $207,112,
  net of financing costs of $1,080 ............................................        206,032             --
Put warrants ..................................................................         94,300         71,300
Stockholders' deficit:
  Common stock $.01 par value, 400,000,000 shares authorized;
    80,000,000 shares issued and outstanding ..................................            800            800
  Additional paid-in capital ..................................................         38,811         57,077
  Unearned compensation .......................................................         (2,230)        (2,992)
  Deficit accumulated during development stage ................................       (166,758)       (94,963)
                                                                                   -----------    -----------
      Total stockholders' deficit .............................................       (129,377)       (40,078)
                                                                                   -----------    -----------
                                                                                   $ 1,057,136    $   476,741
                                                                                   ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                              INCEPTION TO          SEPTEMBER 30,                   SEPTEMBER 30,
                                              SEPTEMBER 30, ----------------------------    ----------------------------
(Dollars in thousands, except per share data)     2001          2001            2000             2001            2000
                                              ------------  ------------    ------------    ------------    ------------
Revenue .................................   $      7,321    $      4,549    $         63    $      6,991    $        105
Operating expenses:
   Cost of revenue ......................         13,533           6,562             232          11,332             311
   Selling, general, and administrative
      expenses ..........................         64,093          10,009           9,563          29,694          14,000
   Depreciation and amortization ........          2,708             850             160           1,722             317
                                            ------------    ------------    ------------    ------------    ------------
     Total operating expenses ...........         80,334          17,421           9,955          42,748          14,628
                                            ------------    ------------    ------------    ------------    ------------
Loss from operations ....................        (73,013)        (12,872)         (9,892)        (35,757)        (14,523)
(Increase) decrease in fair value of put
    warrants ............................        (68,536)          3,100              --         (23,000)        (42,236)
Interest income .........................         15,603           1,097           2,775           3,796           7,408

Interest expense, net ...................        (40,786)        (11,566)         (3,130)        (16,819)        (14,345)
                                            ------------    ------------    ------------    ------------    ------------
Loss before income taxes ................       (166,732)        (20,241)        (10,247)        (71,780)        (63,696)


Provision for income taxes ..............            (26)            (16)             --             (15)             --
                                            ------------    ------------    ------------    ------------    ------------
Net loss ................................       (166,758)        (20,257)        (10,247)        (71,795)        (63,696)
Accretion of preferred stock dividends
    and offering costs ..................        (34,982)         (8,975)         (3,789)        (18,601)        (11,907)
                                            ------------    ------------    ------------    ------------    ------------
Net loss applicable to common stock .....   $   (201,740)   $    (29,232)   $    (14,036)   $    (90,396)   $    (75,603)
                                            ============    ============    ============    ============    ============
Basic and diluted net loss per share ....   $      (3.15)   $      (0.37)   $      (0.18)   $      (1.13)   $      (0.95)
                                            ============    ============    ============    ============    ============
Basic and diluted weighted average shares
    outstanding (in thousands) ..........         64,020          80,000          80,000          80,000          80,000
                                            ============    ============    ============    ============    ============



         See accompanying notes to condensed consolidated financial statements.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      INCEPTION       NINE MONTHS ENDED
                                                                  (NOVEMBER 30, 1998)    SEPTEMBER 30,
                                                                   TO SEPTEMBER 30,   --------------------
(Dollars in thousands)                                                    2001         2001         2000
                                                                       ---------      -------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash (used in) provided by operating activities ............   $    (337)   $  (3,445)   $  13,915


CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment ..............................    (752,491)    (436,548)    (192,030)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash paid for deferred financing fees ...........................     (34,262)      (9,677)      (8,617)
   Contribution of capital .........................................       1,490           --           --
   Proceeds from bridge loan obligation and warrants ...............      66,700           --           --
   Payment of bridge loan obligation ...............................     (66,700)          --      (66,700)
   Proceeds from units offering and warrants .......................     225,000           --      225,000
   Proceeds from issuance of preferred stock, net ..................     314,789      198,881       80,263
   Proceeds from term loans ........................................     229,052      229,052           --
   Proceeds from revolving loan ....................................     125,000      125,000           --
   Payment on revolving loan .......................................     (50,000)     (50,000)          --
   Payment of note payable to affiliate ............................     (12,394)     (12,394)          --
   Proceeds received under cost sharing agreement ..................     140,983       69,636       12,965
                                                                       ---------    ---------    ---------

       Net cash provided by financing activities ...................     939,658      550,498      242,911
                                                                       ---------    ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS ..............................     186,830      110,505       64,796
CASH AND CASH EQUIVALENTS, beginning of period .....................          --       76,325      107,598
                                                                       ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of period ...........................   $ 186,830    $ 186,830    $ 172,394
                                                                       =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest .........................................   $  52,272    $  25,668    $   8,672
                                                                       =========    =========    =========

SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
Increase in network construction-in-progress paid for by affiliates    $   5,109    $      --    $      --
                                                                       =========    =========    =========
Issuance of warrants in connection with construction of network ....   $  25,764    $      --    $      --
                                                                       =========    =========    =========
Contractual obligation incurred for network construction-in-progress   $  10,000    $      --    $      --
                                                                       =========    =========    =========
Increase in accounts receivable and reduction in property
  and equipment ....................................................   $ 130,524    $  58,117    $  30,268
                                                                       =========    =========    =========
Reduction in property and equipment and the fiber-optic
  network obligation ...............................................   $  30,032    $   7,279    $  22,753
                                                                       =========    =========    =========
Net increase in property and equipment reflected in accounts payable
  and other liabilities ............................................   $ 116,688    $  41,200    $  27,800
                                                                       =========    =========    =========
Increase in other current assets and reduction in property
  and equipment ....................................................   $   6,455    $   3,349    $     902
                                                                       =========    =========    =========
Net increase in deferred financing costs, accounts payable
  and accrued liabilities ..........................................   $   1,238    $      38    $      --
                                                                       =========    =========    =========


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

         The interim financial data as of and for the three-month and nine-month periods ended September 30, 2001 and 2000, and for the period from November 30, 1998 (date of inception) through September 30, 2001, is unaudited. The information reflects all adjustments, consisting of only normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

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

         SERVICES REVENUE - The Company's revenue to date relates to the resale of private line communications services and construction services. The Company records revenue from communications services as the services are provided. Amounts billed in advance of the service period, including relevant setup fees, are deferred. Revenue from construction service contracts to develop fiber-optic systems or related equipment for others is determined on the percentage-of-completion basis over the period of construction. Revenue recognized in excess of billings will be recorded as unbilled

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         revenue. Billings are generally rendered on the achievement of certain construction milestones. Provisions are made for all potential losses as soon as they become evident.

         DARK FIBER SALES/IRU REVENUE - In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43 (FIN 43), REAL ESTATE SALES, AN INTERPRETATION OF FASB STATEMENT NO. 66, which is effective for transactions entered into after June 30, 1999. FIN 43 required that sales of integral equipment, including fiber and conduit, should be treated the same as sales of real estate. Prior to the issuance of FIN 43, IRUs were evaluated for sales-type lease accounting, which may result in certain lease transactions being accounted for as sales at the time of acceptance of fiber by the customer. IRUs that did not meet the criteria for a sales-type lease were accounted for as an operating lease, and the cash received was recognized as revenue over the term of the IRU. In May 2000, the Emerging Issues Task Force (EITF) reached a tentative conclusion on EITF 00-11, MEETING THE OWNERSHIP TRANSFER REQUIREMENTS OF FASB STATEMENT NO. 13 FOR LEASES OF REAL ESTATE. This tentative conclusion stated that transfers of title should be determined using the guidance set forth in Article 2 of the Uniform Commercial Code. In July 2001, the EITF reached a consensus that integral equipment subject to a lease should be evaluated as real estate. Further, a consensus was reached that for integral equipment or property improvements for which no statutory title registration system exists, the lessor must execute and deliver such documents that transfer ownership by the end of the lease term. The effect of EITF 00-11 was to allow the use of sales-type lease accounting for IRUs.

         LOSS PER COMMON SHARE - The Company calculates basic and diluted loss per share pursuant to Statement of Financial Accounting Standard ("SFAS") No. 128, EARNINGS PER SHARE. Basic and diluted loss per share amounts have been computed using the weighted average number of shares outstanding during each period. The Company had a net loss during the three and nine month periods ended September 30, 2001 and 2000 and therefore, common stock equivalents consisting of warrants, stock options and convertible preferred stock totaling approximately 100.9 million shares and 79.3 million shares as of September 30, 2001 and 2000, respectively, have been excluded from the calculation of diluted loss per share, as their impact is anti-dilutive.

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

         RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. This statement, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We were required to adopt SFAS No. 133 on January 1, 2001 and its adoption did not have a significant impact on our financial position or results of operations. The Company will record gains and losses on derivatives related to cash flow hedges of interest rate payments on variable rate debt through interest expense upon expiration of the underlying interest rate cap agreements. As discussed in Note 7, the Company entered into two interest rate cap agreements during September 2001. The notional principal amounts of interest rate cap agreements outstanding were $75 million at September 30, 2001.

         The cash requirements of the Company's financial instruments approximate their fair value. Cash flows associated with these financial instruments will be classified consistent with the cash flows of the transactions being hedged. Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from interest rate fluctuations is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged.

         The counterparties to the agreements relating to the Company's interest rate instruments are major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company limits the amount of financial exposure and the amount of agreements entered into with any one financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the inability of the counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty's obligations under the contracts exceed the obligations of the Company to the counterparties.

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

         Effective June 30, 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. This statement requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather,

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The provisions of these statements are required to be adopted by the Company for its fiscal year beginning January 1, 2002. The Company does not currently have goodwill or acquired intangible assets; therefore, management does not believe the adoption of the new statements will have a material impact on the Company's financial condition or results of operations.

         During June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement establishes the accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for fiscal periods beginning after June 30, 2002. The Company does not believe the adoption of this statement will have a material impact on the Company's financial condition or results of operations.

         Effective August 31, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement superceded SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and established a single accounting framework for the disposal of a segment of a business or other long-lived asset to be disposed of through a sale. Initial adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

2.       PROPERTY AND EQUIPMENT, NET

         The Company continues to construct approximately 6,400 miles of its total network. Costs associated directly with the uncompleted routes on the network are capitalized and interest expense incurred during construction is capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. Upon completion of routes on the network, these assets will be placed in service and depreciated over their estimated useful lives ranging from three to 25 years. Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction in progress within property and equipment below.


                                                        DEPRECIABLE        SEPTEMBER 30,        DECEMBER 31,
         (Dollars in thousands)                            LIVES               2001                2000

         Land                                                       --     $    4,164           $   2,108
                                                         5-10 years or
         Facility and leasehold improvements            the lease term          1,934                  67
         Furniture, fixtures and office equipment              7 years          2,382                 306
         Computer equipment                                  3-5 years          7,706               3,569
         Acquired network assets                              20 years         42,177              11,153
         Construction-in-progress                                   --        678,900             326,442
                                                                           ----------           ---------

                                                                              737,263             343,645
         Less accumulated depreciation                                         (2,289)               (567)
                                                                           ----------           ---------

         Property and equipment, net                                       $  734,974           $ 343,078
                                                                           ==========           =========

         Acquired network assets as of September 30, 2001 consist primarily of prepayments for the acquisition of dark fiber pursuant to IRUs with certain other telecommunications providers.

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

         On April 18, 2001, Winstar filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has held various discussions with Winstar related to utilization of the services purchased from Winstar; however, the Company cannot determine what impact, if any, the bankruptcy filing will have on Winstar's ability to provide these services. Should these services be undeliverable or the agreement rejected as part of Winstar's bankruptcy proceeding, the Company may have an impairment charge of up to $25 million for the write-off of the recorded network capacity. The services agreement provided for the Company to pay an additional $25 million to Winstar in May 2001. On July 23, 2001, Winstar filed an action in the U.S. Bankruptcy Court seeking payment of the additional $25 million. Management does not believe the Company is obligated to pay additional amounts and intends to vigorously defend itself against this claim.

         On July 25, 2001, Winstar filed a motion in the U.S. Bankruptcy Court to reject the contract for the purchase of conduit from the Company as described above. The Company has objected to this motion and believes it has meritorious defenses against Winstar's motion to reject the conduit purchase contract without also rejecting the capacity and colocation agreement. Hearings before the bankruptcy court are pending. The Company will account for any write-offs of assets and deferred revenue when the rulings of the Bankruptcy Court related to these contracts with Winstar are made. Resolution of these matters is not expected to have a material adverse effect on the Company.

         LITIGATION - The Company is a party to various claims involving employee related matters. Management believes that the claims are without merit and the Company intends to vigorously defend itself against them. The Company is a party to various other legal proceedings arising in the ordinary course of business, including issues related to obtaining rights of way and construction liens. In addition, the Company has also been a party to bankruptcy proceedings involving select customers and vendors. Although a number of uncertainties exist in any bankruptcy and the rights and obligations of the counter party and its creditors will be determined in the bankruptcy court, the Company does not believe these proceedings, or other legal claims, will have a material adverse effect on the Company's financial condition or results of operations.

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

         LEASE COMMITMENTS - During August 2001, the Company moved to its new headquarters location in the Washington, DC metropolitan area pursuant to a ten-year operating lease with average annual lease payments of approximately $2.8 million. In addition, as the Company has continued to build its network, obligations under operating leases related primarily to POP sites have grown to an average annual amount of approximately $6 million over lease terms of at least ten years.

         OTHER AGREEMENTS - During 2001, the Company entered into agreements for the acquisition of telecommunications capacity, local interconnection, private line and other services from other telecommunications providers. The non-cancelable agreements require us to purchase approximately $33.6 million of capacity and services from 2001 through April 2004.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         EMPLOYMENT AGREEMENT - As of October 1, 2001, the Company entered into an agreement with its Executive Chairman of the Board of Directors, Mr. Robert Annunziata. The agreement provides that Mr. Annunziata's term will extend through December 31, 2002, unless it is mutually agreed to extend the term. The agreement entitles Mr. Annunziata to annual compensation consisting of a base compensation of $500,000 and a minimum bonus of $500,000 during 2002. He will also receive a signing bonus of $2.5 million payable in equal installments during October 2001 and January 2002. The agreement entitles Mr. Annunziata to bonuses in connection with certain transactions, as defined in the agreement, which may be entered into by the Company during the term of the agreement. As a result of the agreement, on October 1, 2001, Mr. Annunziata forfeited 4.2 million options to purchase the Company's common stock. Upon termination during the term of the agreement, Mr. Annunziata will receive his base compensation and any other payments due him under the Company's policies, through the effective date of termination. If Mr. Annunziata is terminated by the Company without "Cause" or he terminates the agreement with "Good Reason", both as defined in the agreement, he will receive his base compensation through December 31, 2002, or twelve months, if greater and the annual bonus for the year of termination.

         Also as of October 1, 2001, Mr. Annunziata entered into an agreement with the Company's current shareholders pursuant to which he will be eligible to receive 5% of the "Profit" of each shareholder upon the completion of a transaction or series of related transactions, as defined in the agreement. Mr. Annunziata will only receive the payment if he fulfills his obligations under the agreement described above and he is serving as the Executive Chairman of the Company at the time of execution of the transaction, subject to certain termination provisions contained in the agreement. The amount of payment received by Mr. Annunziata under this agreement is subject to adjustment based on conditions as specified in the agreement.

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

         In connection with the issuance of the Series B Preferred Stock, the Company granted to the holder of the Series B Preferred Stock contingent anti-dilution warrants to purchase shares of common stock at a price of $0.01 per share. The anti-dilution warrants vest and become exercisable from time to time in connection with the vesting of other contingent warrants previously issued by the Company (the "Prior Contingent Warrants") for a number of shares of common stock that will cause the percentage of the common stock held by such holder, after giving effect to the exercise of the anti-dilution warrants and the Prior Contingent Warrants, to equal the percentage of the common stock held by such holder immediately prior to such exercise. The Company will record the fair value of the anti-dilution warrants, if any, when the issuance of the anti-dilution warrants is probable and the number of shares is reasonably determinable.

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

         The Company recorded the initial fair value of these warrants upon issuance, approximately $25.8 million, as construction-in-progress and a corresponding amount to Put Warrants. The Company recognizes changes to the fair market value of the Put Warrants in earnings. The Company recognized non-cash charges totaling $23 million for the nine months ended September 30, 2001, and $42.2 million for the nine months ended September 30, 2000, to reflect the increase in the value of the Put Warrants.

6.       STOCK COMPENSATION

         The Company granted approximately 3.2 million nonqualified stock options ("NQSO") to employees during the nine months ended September 30, 2001 at a weighted-average exercise price of $6.83 per share. The compensation expense recognized for the three and nine months ended September 30, 2001 in accordance with Accounting Principles Board Opinion No. 25 was approximately $464,000 and $1.1 million, respectively. As of September 30, 2001, the Company has approximately $2.2 million of unamortized compensation expense within stockholders' equity that will be recorded as compensation expense through approximately April 2004.

         The Company recognized $437,000 and $887,099 of compensation expense for the three and nine months ended September 30, 2000, respectively, for NQSOs granted in 1999 and 2000.

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

         During the nine months ended September 30, 2001, the Company borrowed amounts totaling $304.1 million, net of $50 million in repayments, under the Credit Facility. The current borrowings under the Credit Facility bear interest at the three-month or six-month LIBOR plus a spread of 4.75 percent. The weighted average interest rate for the borrowings as of September 30, 2001 is approximately 8.0%.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The Credit Facility is subject to certain restrictive covenants including minimum route mile completion in accordance with the Company's network development agreement with AT&T, minimum revenue and operating results before interest, income taxes, depreciation and amortization and certain debt to equity ratios. In connection with the amendment to the Credit Facility, certain financial covenants were revised. The Company was in compliance with all debt covenants as of September 30, 2001.

         The Credit Facility requires the Company to hedge the risks related to interest rate movements through the use of interest rate protection agreements or other derivative instruments and as necessary to ensure that at least 50% of the Company's consolidated indebtedness either bears interest at a fixed rate or is protected against interest rate fluctuations by a hedging agreement that fixes or limits the Company's interest cost. As a result of this requirement and our additional borrowings under the Credit Facility during the third quarter, the Company entered into two interest rate cap agreements to fix the rate of interest on $75 million of the outstanding variable rate debt. The terms of the agreements provide that the net interest expense related to $75 million of the borrowings under the Credit Facility will not exceed 12%. The agreements therefore cap the LIBOR portion of the interest rate at 7.25%. At September 30, 2001, the Company had $300 million of fixed rate debt bearing interest ranging from 7.375% to 13.75%; however, the debt currently bearing interest at 7.375% could potentially increase to the cap amount of 12% in the future. The cash requirements of the Company's financial instruments approximate their fair value.

         As of September 30, 2001, the Company has a total of approximately $339.4 million (net of $3.9 million in outstanding letters of credit) available under the Credit Facility, assuming the Company meets certain spending requirements with respect to our network and the equipment purchased from Cisco for use on our network.

         The Credit Facility is secured by substantially all of the assets of PF.Net Corp. (a wholly-owned subsidiary of the Company) and its subsidiaries.

8.       AMENDMENT TO NETWORK DEVELOPMENT AGREEMENT

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

         The amendments to the network development agreement and the dark fiber purchase agreement will result in an overall increase in route miles to the current network of approximately 1,450 miles. The total purchase commitment under the amended dark fiber purchase agreement remains substantially the same as the original commitment. The Company is now purchasing an average of 12 fibers over 9,000 route miles, as compared to an average of 15 fibers over 7,155 miles as per the original agreement. In addition, the Company now has the right to accept up to half the fiber count on route segments through 2006, which will allow the Company to defer approximately $68 million of payments into 2003 and beyond.

         In summary, through these two amendments and other minor mileage adjustments, the Company has been able to reduce overall capital expenditures while at the same time increasing total network route miles to more than 20,000.

                         VELOCITA CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.       OTHER MATTERS

         Effective September 7, 2001, Mr. David Duncan resigned as the Koch Telecom designee on our Board of Directors. Mr. Duncan was replaced by Mr. Tim Cesarek as the Koch Telecom designee and John Warta was elected as a PF Telecom designee on the Board of Directors effective September 24, 2001.

10.      MAJOR CUSTOMERS

         The Company is currently in the development stage with revenue from two customers amounting to 66% and 25%, respectively, of total revenue for the three months ended September 30, 2001. For the nine months ended September 30, 2001, these customers represented 43% and 34%, respectively, of total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements (including the notes thereto), included elsewhere herein.

         This Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Rule 175 under the Securities Act, Rule 3b-6 under the Exchange Act and Securities Act Release No. 6084 (June 25, 1979). These forward-looking statements may be affected by risks and uncertainties, including without limitation, our ability to (i) remain in compliance with our current debt agreements and indenture covenants; (ii) obtain additional capital and financing, as required, at reasonable costs and on satisfactory terms and conditions; (iii) effectively and efficiently manage the completion and lighting of the route segments of our fiber-optic network through construction and swapping; and (iv) access markets and enter into contracts to sell or swap dark fiber or lease high-volume capacity on our fiber-optic network. These forward-looking statements also depend on the timely performance by third-party contractors and our swap partners of their obligations. There can be no assurance that we will remain in compliance with our current debt agreements or indenture covenants, obtain additional capital and financing as required, successfully manage construction and lighting of our network or sell fiber and capacity to additional customers. A failure of any of the foregoing may significantly delay or prevent completion of our fiber-optic network, which would have a material adverse effect on our financial condition and results of operations. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. We do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         Our goal is to become a leading facilities-based provider of technologically advanced, high-capacity fiber-optic network infrastructure, private networks and communications services throughout the continental United States. We intend to pursue a broadband carrier strategy by connecting many of the highest volume telecommunications markets and customers in the United States to each other and to the Internet. Our services will include data, video and voice transmission to Internet service providers, telecommunications carriers, corporate and governmental entities and other datacentric buyers of network capacity. Through joint construction arrangements and fiber and conduit swaps, sales and purchases, we intend to assemble a low-cost, upgradeable nationwide fiber-optic network consisting of approximately 20,000 miles, of which we currently expect to light at least 16,500 miles through 2002. Through our own constructed and partner provided points of presence (POPs), our network will have access to over 175 metropolitan areas in the continental United States and all of the top 20 MSAs.

         We are currently planning to construct approximately 6,400 miles of our network and to acquire an additional 13,500 miles through a swap agreement with Touch America for approximately 4,500 miles and a fiber acquisition agreement with AT&T Corp. ("AT&T") for approximately 9,000 miles. The constructed portion of our network will include substantial fiber and empty conduit. We may expand our network over time through swaps and sales of fiber and conduit, fiber and conduit purchases and additional joint construction arrangements.

         On October 29, 1999, we entered into an agreement with AT&T to build approximately one-half of the outsourced segments of AT&T's state-of-the-art fiber optic network. The construction contemplated by the AT&T network development agreement, as amended on December 9, 2000 and again on July 27, 2001, now represents approximately 6,100 miles of the total 6,400-mile constructed portion of our network, connecting major metropolitan areas along AT&T's network. We believe that this agreement will provide us with many business, operational and marketing advantages. AT&T is now paying us an aggregate of approximately $285 million for our construction services, including approximately $9 million for construction related to optical amplifier sites, thus reducing our overall network construction costs. In addition, we will design and construct this portion of the network to AT&T's specifications, which will ensure network quality and reliability and provide us with a key marketing advantage in offering our services. AT&T has also agreed to provide its private rights of way for use on the AT&T portion of our network. We and AT&T intend to jointly dispose of up to 96 dark fibers along these 6,100 route miles, which will further reduce our overall network construction costs. We will each contribute up to 48 fibers to these joint dispositions.

         On February 25, 2000, we entered into a conduit and fiber swap agreement with Touch America, a subsidiary of Montana Power, that will provide us with a combination of fiber and conduit over approximately 4,500 route miles of its network and approximately $48.5 million in cash in exchange for a combination of fiber and conduit over approximately 5,900 route miles of our network. Touch America is constructing most of these route miles pursuant to a joint construction agreement with AT&T similar to our agreement with AT&T and is currently scheduled to complete the majority of this project during 2002 with the remaining portion during 2003. The total payments from Touch America are subject to adjustment based on the final route miles exchanged. We do not expect the adjustment to be greater than 20% of the original contract estimate.

         We are a development stage company and, accordingly, we have a limited operating history. The development, construction and expansion of our network will require substantial amounts of capital to be invested before any significant recurring revenue is generated. We expect to continue to incur significant and increasing operating losses and negative earnings before interest, income taxes, depreciation and amortization ("EBITDA") while we construct our network and develop our customer base. We do not anticipate significant revenue from sales of broadband services until 2002. In order for us to meet our strategic objectives, we must complete the constructed portion of our network according to our build schedule and generate a substantial volume of traffic on our network. In addition, we will rely upon Touch America and AT&T for timely completion and delivery of their network obligations.

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

         The cash requirements of the Company's financial instruments approximate their fair value. Cash flows associated with these financial instruments will be classified consistent with the cash flows of the transactions being hedged. Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from interest rate fluctuations is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged.

         The counterparties to the agreements relating to the Company's interest rate instruments are major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company limits the amount of financial exposure and the amount of agreements entered into with any one financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the inability of the counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty's obligations under the contracts exceed the obligations of the Company to the counterparties.

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43 (FIN 43), REAL ESTATE SALES, AN INTERPRETATION OF FASB STATEMENT NO. 66, which is effective for transactions entered into after June 30, 1999. FIN 43 required that sales of integral equipment, including fiber and conduit, should be treated the same as sales of real estate. Prior to the issuance of FIN 43, IRUs were evaluated for sales-type lease accounting, which may result in certain lease transactions being accounted for as sales at the time of acceptance of fiber by the customer. IRUs that did not meet the criteria for a sales-type lease were accounted for as an operating lease, and the cash received was recognized as revenue over the term of the IRU. In May 2000, the Emerging Issues Task Force (EITF) reached a tentative conclusion on EITF 00-11, MEETING THE OWNERSHIP TRANSFER REQUIREMENTS OF FASB STATEMENT NO. 13 FOR LEASES OF REAL ESTATE. This tentative conclusion stated that transfers of title should be determined using the guidance set forth in Article 2 of the Uniform Commercial Code.
In July 2001, the EITF reached a consensus that integral equipment subject to a lease should be evaluated as real estate. Further, a consensus was reached that for integral equipment or property improvements for which no statutory title registration system exists, the lessor must execute and deliver such documents that transfer ownership by the end of the lease term. The effect of EITF 00-11 was to allow the use of sales-type lease accounting for IRUs.
         On March 31, 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD OPINION NO. 25. This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000.

         In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. This statement requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. Also in June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The provisions of these statements are required to be adopted by the Company for its fiscal year beginning January 1, 2002. We do not currently have goodwill or acquired intangible assets; therefore, we do not believe the adoption of the new statements will have a material impact on our financial condition or results of operations.

         During June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement establishes the accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for fiscal periods beginning after June 30, 2002. The Company does not believe the adoption of this statement will have a material impact on the Company's financial condition or results of operations.

         Effective August 31, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement superceded SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and established a single accounting framework for the disposal of a segment of a business or other long-lived asset to be disposed of through a sale. Initial adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.


RECENT DEVELOPMENTS

         ISSUANCE OF SERIES B PREFERRED STOCK

         On May 24, 2001, we issued 2,000,000 shares of our Series B Senior Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for gross proceeds of $200 million. The Series B Preferred Stock has an initial liquidation preference of $100 per share. Dividends on the Series B Preferred Stock are cumulative from the date of issuance at an annual rate equal to the liquidation preference multiplied by 10% compounded quarterly, payable in increases in the liquidation preference of the Series B Preferred Stock. The holder of the Series B Preferred Stock may convert their shares, in whole or in part, into common stock by dividing the sum of the liquidation preference plus accrued dividends by the conversion price of $8.50 per share. The Series B Preferred Stock will also automatically convert to common stock upon the consummation of certain transactions. The Series B Preferred Stock provides for mandatory redemption on August 15, 2010 at a price in cash equal to the liquidation preference amount plus accumulated and unpaid dividends through the date of redemption.

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

         In connection with the issuance of the Series B Preferred Stock, we granted to the holder of the Series B Preferred Stock contingent warrants (the "Performance Warrants") to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Performance Warrants will vest and become exercisable on (a) the date of any equity issuance at a price per share that is less than the effective price per share paid by the holder of the Series B Preferred Stock, except for certain exempt issuances, as defined in the warrant agreement or (b) June 30, 2003, in the event of a failure to reach certain revenue and EBITDA targets, as defined in the agreement, or to complete a sale of the Company or public offering at specified valuations.

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

         Borrowings under the Credit Facility bear interest, at PF.Net Corp.'s option, at the following rates per annum: (i) LIBOR (4.18% annual rate as of September 30, 2001) plus an applicable margin ranging between 3.50% to 4.75% per annum based on PF.Net Corp.'s consolidated leverage ratio or (ii) a base rate, which is equal to the greater of (a) the current prime rate of First Union, or
(b) the current U.S. federal funds rate plus 0.5% per annum, plus an applicable margin, ranging from 2.25% to 3.50% per annum based on the status of our subsidiary's consolidated leverage ratio. Indebtedness under the First Union Credit Agreement matures on December 31, 2006.

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

         As of September 30, 2001, we had a total of approximately $339.4 million (net of $3.9 million of outstanding letters of credit) available under the Credit Facility, assuming we meet certain spending requirements with respect to our network and the equipment purchased from Cisco for use on our network.

         AMENDMENTS TO AT&T AGREEMENTS

         On July 27, 2001, we and AT&T amended the original network development agreement entered into during October 1999 related to the construction of our network and the dark fiber purchase agreement entered into during December 2000 related to our purchase of fiber from AT&T. We will reduce our overall capital expenditures by approximately $47 million as a result of the amendment to the network development agreement and will receive approximately $15 million less from AT&T for AT&T's share of the constructed routes. This amendment results in a net reduction in capital expenditures of approximately $32 million through December 2002.

         The amendments to the network development agreement and the dark fiber purchase agreement will result in an overall increase in route miles to the current network of approximately 1,450 miles. The total commitment under the amended dark fiber purchase agreement remains substantially the same as the original commitment; however, we now have the right to accept route segments through 2006, which will allow us to defer approximately $68 million of payments into 2003 and beyond. These two amendments allow us to reduce our overall capital expenditures while at the same time increasing our total network route miles to more than 20,000.

         BUSINESS UPDATE

         We are continuing to increase our construction expenditures as we continue the build-out of our nationwide network. Construction expenditures approximated $392 million during the nine months ended September 30, 2001, and we anticipate construction spending in the near term will increase from these levels as we continue our network build, pull fiber on our first phase network routes and begin lighting our network.

         We began pulling fiber through conduit in August 2000 and we lit our first route (Houston to Jacksonville) for testing purposes in the second quarter of 2001. Successful testing of our Houston to Jacksonville route was completed in the third quarter. On November 1, 2001, the Houston to Jacksonville route was formally placed in service and we have begun carrying customer traffic on this route. Our Tulsa to St. Louis route is complete and we expect to have dark fiber IRU revenue on this route beginning in the fourth quarter. We have experienced some permitting and construction delays on certain routes; however, our network build plan remains on track to be substantially completed during 2002. As of September 30, 2001, we had approximately 4,400 route miles of conduit in the ground and approximately 3,400 route miles of fiber-optic cable installed.

         AT&T is making payments to us for our progressive construction of its portion of our network. Touch America is also making payments to us for our progressive construction of network links that will be swapped pursuant to our swap agreement with them. Through September 30, 2001, we have received an aggregate of approximately $225.9 million pursuant to our network development agreement with AT&T and from proceeds related to dark fiber and conduit dispositions. During the nine months ended September 30, 2001, we entered into various dark fiber and conduit sale or IRU agreements resulting in year to date proceeds of approximately $71.3 million. The majority of these proceeds will be recognized over the term of the related IRU or underlying service agreements beginning in the fourth quarter of 2001.

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

         In March 2001, we sold Winstar conduits under a 20-year IRU for $25 million paid in the first quarter of 2001 with an additional $25 million to be paid in May 2001. On July 25, 2001, Winstar filed a motion in the U.S. Bankruptcy Court to reject this contract. The Company has objected to this motion and believes it has meritorious defenses against Winstar's motion to reject the conduit purchase contract without also rejecting the capacity and colocation agreement. Velocita management does not believe these proceedings will have a material adverse effect on our financial condition or results of operations.

         On August 14, 2001, we announced a reduction in our workforce by approximately 75 employees, representing approximately 24% of our total full time staff. The reductions primarily affected operations and sales, general and administrative personnel. These changes are in accordance with our capital conservation initiative to minimize overall cash operating expenses as we continue our network completion in uncertain market and economic conditions. We do not expect charges related to these reductions to materially impact the Company.

         Effective September 7, 2001, Mr. David Duncan resigned as the Koch Telecom designee on our Board of Directors. Mr. Duncan was replaced by Mr. Tim Cesarek as the Koch Telecom designee on September 24, 2001 and John Warta was elected as a PF Telecom designee on the Board of Directors on the same date.

         As of September 30, 2001, we had 21 primary communications services customers to whom we resell capacity that we purchase from other telecommunications providers. We are pursuing additional resale customers and we plan to selectively migrate these customers to our network upon its completion on a segment-by-segment basis, as appropriate. We also had multiple dark fiber and conduit customers as of September 30, 2001, and we anticipate recording revenue from these customers as they accept the respective fibers and conduit on certain routes in the fourth quarter of 2001 and during 2002. We will also provide maintenance and colocation services to some of these customers once the respective fiber or conduit is delivered and accepted.

RESULTS OF OPERATIONS 2001 VS. 2000

         THIRD QUARTER 2001 VS. THIRD QUARTER 2000

         We are a development stage company without a significant history of operating revenue. During the three months ended September 30, 2001, revenue totaled approximately $4.5 million compared to approximately $63,000 during the same period in the preceding year. This increase was due to the increase in the number of resale customers from September 30, 2000 to September 30, 2001. During the three months ended September 30, 2001, we also recognized revenue of $3 million related to a construction service contract to build optical amplifier facilities for another telecommunications provider. We anticipate this contract will generate total revenue of approximately $9.0 million through early 2002.

         Cost of revenue for the three months ended September 30, 2001 was approximately $6.6 million, compared to $232,000 incurred during the third quarter of 2000. The increase was a result of additional headcount within our network operations group, incremental communication services customers resulting in higher access costs and the costs associated with construction services contracts entered into during 2001. The Company expects the cost of revenue to continue to increase as we continue adding new communications customers and enter into additional construction services contracts while continuing the build-out of our network.

          Selling, general and administrative expenses were $10 million for the third quarter of 2001, an increase from $9.2 million during the third quarter of 2000. Third quarter 2000 expenses include recruiting fees and bonuses related to the hiring of executives in 2000, which decreased approximately $3.1 million. Excluding these expenses, the increase in selling, general and administrative expenses was approximately $3.9 million. This increase primarily relates to the growth in headcount within the Company's selling, general and administrative departments since September 30, 2000 to accelerate the launch of our communication services business.

         Depreciation and amortization expenses for the quarter were $850,000, an increase from $160,000 from the third quarter of 2000. The increase is a direct result of the operational assets placed in service between September 30, 2000 and September 30, 2001, primarily including, furniture, fixtures, office equipment, computer hardware and the leasehold improvements related to our new headquarters facility in the Washington, DC metropolitan area.

         Interest income was $1.1 million for the quarter ended September 30, 2001, a decrease of $1.7 million from the third quarter 2000 amount of $2.8 million. The decrease resulted from lower average cash balances in 2001 as compared to 2000 and declining interest rates. During 2000, we completed an offering of high yield debt, resulting in gross cash proceeds of $225 million and a higher average cash balance during 2000. We expect interest income to decrease during the year as we continue construction spending for our network, utilize available cash, and earn interest at a lower rate from lower market rates.

         Net interest expense increased to $11.6 million for the third quarter of 2001 from $3.1 million in 2000. The increase was due to the borrowings under the Credit Facility, which were not drawn until January 2001, and higher commitment fees as a result of the increased availability under the Credit Facility subsequent to the vendor financing closed in May 2001. The amortization of deferred financing costs associated with the vendor financing transaction also contributed to the higher interest expense.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000


         Revenue increased to $7.0 million during the first nine months of 2001, an increase of approximately $6.9 million over the same period in 2000. The increase was due to the growth in the communications business and construction services as a result of conduit installation contracts and the construction of optical amplifier facilities for another telecommunications provider. We expect the construction of these facilities to generate approximately $9.0 million in revenue, with construction expected to be completed in early 2002. During the fourth quarter of 2001 and early 2002, we anticipate increases in communications services revenue due to additional resale customers and revenue associated with customers on our recently lit route from Houston to Jacksonville.

         Cost of revenue for the first nine months of 2001 was $11.3 million, compared to $311,000 for the same period in 2000. The increase was a result of the buildup of staff within our network operations department, higher access costs in connection with the growing communications business and the costs associated with the construction services contracts entered into in 2001. The Company expects the cost of revenue to continue to increase as we continue adding new communications customers and enter into additional construction contracts while continuing the build-out of our network through 2002.

          Selling, general and administrative expenses were $29.7 million in the first nine months of 2001, representing an increase of 112% over the $14 million amount for the same period in 2000. This increase primarily resulted from the growth in the Company's selling, general and administrative departments during the past 12 months to increase headcount to accelerate the launch of our communication services business. We anticipate a reduction in expenses during the fourth quarter when compared to the third quarter as a result of the reduction in force and our capital conservation initiative.

          Depreciation and amortization expenses for the first nine months of 2001 were $1.7 million, an increase of $1.4 million over the $317,000 amount for the same period in 2000. The increase is a direct result of the operational assets placed in service between September 30, 2000 and September 30, 2001, including, furniture, fixtures, office equipment, computer hardware and leasehold improvements related to our new headquarters facility. We anticipate depreciation and amortization expenses will increase significantly during the fourth quarter and into 2002 as we implement business support systems and our Houston to Jacksonville route becomes operational in November.

         Interest income was $3.8 million for the first nine months of 2001 compared to $7.4 million in the first nine months of 2000. The decrease of 49% was primarily due to the lower average balance of cash and cash equivalents during the first nine months of 2001 and declines in interest rates. Cash balances during the first nine months of 2000 included proceeds from our high yield units offering and the Series A Preferred Stock issuance which significantly increased our average cash on hand in 2000.

         Net interest expense for the nine months ended September 30, 2001 of $16.8 million represents an increase of $2.5 million from the $14.3 million amount for the same period in 2000. The increase was primarily due to the draws on our Credit Facility, the increase in commitment fees as a result of the increase in the amount available following our vendor financing transaction and the increase caused by the amortization of deferred financing costs associated with the vendor financing transaction. Partially offsetting the increases were the higher capitalization of interest costs in the first nine months of 2001 as we increased the monthly spending on our network build-out. Capitalized interest was $26.1 million in the first nine months of 2001 and $19.5 million in the first nine months of 2000. The Company expects net interest expense to increase on a quarterly basis for the remainder of 2001 and into 2002 as we borrow additional amounts under our Credit Facility.

         Our net losses continue to reflect our development stage status and future recovery of tax losses remain uncertain. If we are able to carry these losses forward, future tax amounts owed will be lower due to these loss carry forwards.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2001 AND CASH FLOWS DURING THE NINE MONTHS THEN ENDED

         Our working capital surplus of $73.7 million as of September 30, 2001 represented an increase of $77.6 million from the deficit of $3.9 million as of December 31, 2000. The increase was primarily due to net borrowings under the Credit Facility of approximately $304 million and the reduction of the contract liability of $11.2 million to AT&T as a result of continued construction of our network and billings to AT&T for their portion of the cost. These increases in our working capital were partially offset by higher accounts payable and accrued expenses resulting from our purchase of network infrastructure, optronics and data internetworking equipment.

         During the nine months ended September 30, 2001, our cash levels increased approximately $110.5 million.

         Cash used for operations during the nine months ended September 30, 2001 was approximately $3.4 million compared to cash provided by operations of $13.9 million in 2000. The decrease in cash provided by operations was due to higher operating costs in 2001 caused primarily by salaries and benefits associated with the increase in headcount.

         Investing activities include the use of proceeds from draws under the Credit Facility as well as from the issuance of the Series B Preferred Stock aggregating approximately $437 million to continue construction of our nationwide network.

         Cash provided by financing activities of $550 million during the nine months ended September 30, 2001 consisted of net proceeds from our borrowings under the Credit Facility of $304 million, net proceeds from the issuance of the Series B Preferred Stock of $199 million and the proceeds received under our cost sharing agreement with AT&T of approximately $70 million. Partially offsetting these financing sources were deferred financing fees of $9.6 million and a repayment of our note payable to affiliate of $12.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         The development and construction of our nationwide facilities-based network will require significant capital expenditures, a substantial portion of which have been and continue to be incurred prior to the realization of any significant revenue. These expenditures, along with the associated early operating expenses, will result in substantial negative operating cash flow and substantial net operating losses for us for the foreseeable future. Although we believe that our cost estimates and network build-out schedule are reasonable, the actual construction costs or the timing of the capital expenditures may be different than current estimates.

         During July 2001, we and AT&T amended the original network development agreement entered into during October 1999 related to the construction of our network and the dark fiber purchase agreement entered into during December 2000 related to our purchase of fiber from AT&T. The agreement, as amended, will reduce our overall capital expenditures by approximately $47 million and we will receive approximately $15 million less from AT&T for AT&T's share of the constructed routes. This amendment results in a net reduction in capital expenditures of approximately $32 million through December 2002.

         The amendments to the network development agreement and the dark fiber purchase agreement will result in an overall increase in route miles to the current network of approximately 1,450 miles. The total purchase commitment under the amended dark fiber purchase agreement remains substantially the same as the original commitment. We are now purchasing an average of 12 fibers over 9,000 route miles, as compared to an average of 15 fibers over 7,155 miles as per the original agreement. In addition, we now have the right to accept up to half of the fiber count on route segments through 2006, which will allow us to defer approximately $68 million of payments into 2003 and beyond. This amendment and revisions to our network development agreement have allowed us to reduce our overall capital expenditures while at the same time increasing our total network route miles to more than 20,000. We continue to evaluate our planned timing of construction expenditures and we may selectively defer other planned expenditures, rescale portions of our network, or defer purchases should capital expenditures differ significantly from our estimates.

         Total capital expenditures from January 1, 2001 through December 31, 2002 are expected to be approximately $1.05 billion, of which we spent $437 million from January 1, 2001 through September 30, 2001. Our current cash and cash equivalents on hand and the undrawn commitments on the Credit Facility, as amended, provided us with approximately $258 million of funds available at the end of September 2001. An additional $268.3 million will become available under our Credit Facility as we increase our spending for Cisco data equipment, optronics equipment and other specified services through 2001 and 2002. We also expect to receive additional proceeds under our network development agreement with AT&T and asset sales in excess of $300 million from October 1, 2001 through December 31, 2002.

         We expect that our primary cash uses from October 1, 2001 through December 31, 2002 will include network build costs, optronics and data internetworking equipment and other business support systems totaling approximately $600 million and debt service payments of approximately $87 million. We also expect to generate substantial operating losses through 2002.

SUMMARY

         We continue to expect that the borrowings and additional availability under the Credit Facility, proceeds received under joint construction contracts, anticipated proceeds from dispositions of dark fiber and operating revenues, our vendor financing agreement with Cisco and cash on hand will be sufficient to satisfy our anticipated cash requirements through completion of substantially all of our network build and initial light plan, which we expect to occur during the latter part of 2002. However, we are dependent on dark fiber and conduit proceeds for a significant portion of our cash requirements throughout 2002. We are also planning for growth in operating revenues to drive reductions in our net operating losses. Given current market conditions specific to the telecommunications industry, these sources of funding may be at risk. If actual operating results are worse than our current estimates, these sources of funding may not be sufficient to meet our needs through the completion of the network. We are also dependent on the continued liquidity of our existing construction partners and their ability to complete portions of our planned network and to meet their obligations to us. Management has initiated a capital conservation program to conserve capital and manage our ongoing cash operating expenditures to mitigate these risks. We continue to evaluate our expenditures and plan to reduce or defer selected expenditures. We may need to raise additional funds to meet our liquidity needs for subsequent periods and may do so when market conditions permit us to raise capital on acceptable terms.

         We cannot assure you that our capital needs will not exceed the amounts we have estimated, that our construction costs will not be larger than we currently anticipate, that cash received from dark fiber dispositions or our net operating revenues and resulting losses will be at the levels we currently expect, that we will be able to finance changes to our construction plan, or that we will be able to fully access or obtain the necessary funds under the Credit Facility or from the sources described above or at all. We cannot assure you that our construction partners will have continued liquidity and meet their payment or performance obligations to us in a timely manner. If we are unable to obtain the necessary funds, we will be required to further decrease or defer our planned capital expenditures and, depending on the cash flow from our then-existing businesses, reduce the scope of our planned operations and/or restructure our debts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We have interest rate exposure related to the Credit Facility. Borrowings under the Credit Facility bear interest at rates that fluctuate with changes in short-term interest rates. The weighted average interest rate based on outstanding amounts under the variable rate debt of approximately $304 million was approximately 8% as of September 30, 2001. A hypothetical increase of 1% in the variable portion of the weighted average rate (i.e. a weighted average rate of 9.0%) would increase annual interest expense of the Company by approximately $3 million. The Credit Facility requires us to hedge the risks related to interest rate movements through the use of interest rate protection agreements or other derivative instruments and as necessary to ensure that at least 50% of our consolidated indebtedness either bears interest at a fixed rate or is protected against interest rate fluctuations by a hedging agreement that fixes or limits our interest cost. As a result of this requirement and our additional borrowings under the Credit Facility during the third quarter, we entered into two interest rate cap agreements to fix the rate of interest on $75 million of the outstanding variable rate debt. The terms of the agreements provide that the net interest expense related to $75 million of the borrowings under the Credit Facility will not exceed 12%. The agreements therefore cap the LIBOR portion of the interest rate at 7.25%. At September 30, 2001, we had $300 million of fixed rate debt bearing interest ranging from 7.375% to 13.75%; however, the debt currently bearing interest at 7.375% could potentially increase to the cap amount of 12% in the future. To maintain an effective balance of fixed and variable obligations, we may elect to enter into specific interest rate swaps or other derivative instruments, as we deem necessary. The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

MARKET RISK

         We have market risk exposure related to put warrants. We issued warrants to purchase 14,141,414 shares of our common stock at $2.8125 per share. In the event that we do not complete an initial public offering by October 29, 2004, the holder of the warrants shall have the right to require us to repurchase the unexercised shares at the difference between the warrant exercise price and the fair market price of our common stock on the date of repurchase. If we are unable to pay cash or if debt terms prohibit payment of cash for the repurchase, we will use commercially reasonable efforts to provide substitute consideration, including subordinated indebtedness or preferred equity. We recognize changes to the fair market value of the put warrants in earnings. Changes in the fair value of our common stock affect the fair value of the put warrants. Such changes could have a material effect on our financial position and results of operations. During the nine months ended September 30, 2001, the fair value of the put warrants increased $23 million to $94.3 million, determined using the Black-Scholes option-pricing model.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K

         (a)      EXHIBITS

                    EXHIBIT NO.             DESCRIPTION OF EXHIBIT
                    -----------             ----------------------

                        3.1 Amended and Restated Certificate of Incorporation, filed on May 24, 2001, of Velocita Corp. (incorporated by reference to Exhibit 3.1 of Velocita Corp.'s Quarterly Report on Form 10-Q filed on August 14, 2001 (File No. 333-39646)).

                        3.2 Certificate of Designations, filed on May 24, 2001 of Series A Senior Cumulative Convertible Preferred Stock of Velocita Corp. (incorporated by reference to Exhibit
                                    3.2 to Velocita Corp.'s Quarterly Report on
                                    Form 10-Q filed on August 14, 2001 (File No.
                                    333-39646)).

                        3.3 Certificate of Designations, filed on May 24, 2001 of Series B Senior Cumulative Convertible Preferred Stock of Velocita Corp. (incorporated by reference to Exhibit
                                    3.3 to Velocita Corp.'s Quarterly Report on
                                    Form 10-Q filed on August 14, 2001 (File No.
                                    333-39646)).

                        3.4 By-Laws of Velocita Corp. (incorporated by reference to Exhibit 3.4 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

                       10.1 Employment Agreement, dated October 1, 2001, between Velocita Corp. and Mr. Robert Annunziata

                       10.2 Letter Agreement, dated October 1, 2001, between Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, PF Telecom Holdings, LLC, Koch Telecom Ventures, Inc., Cisco Systems, Inc., First Union Capital Partners, LLC, UBS Capital II, LLC and Mr. Robert Annunziata


          (b)     REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VELOCITA CORP.
                                      (Registrant)


                                  By: /s/ David L. Taylor
                                      ------------------------------
                                      David L. Taylor
                                      Chief Financial Officer and
                                      Principal Accounting Officer

                                  Dated: November 14, 2001