Form 10-Q/A
period 2001-03-31
VELOCITA CORP
filed 2002-03-05
CIK 1116563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                -----------------

                                   FORM 10-Q/A

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

         Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The Company had 80,000,000 shares of common stock, $.01 par value, outstanding at April 15, 2001.

                                EXPLANATORY NOTE

The purpose of this amendment is to file amended copies of certain exhibits filed with the original Report on Form 10-Q of Velocita Corp. (the "Company") for the quarterly period ended March 31, 2001. Each of the referenced exhibits was the subject of a request by the Company for confidential treatment of certain portions of such exhibits. In response to comments received by the Company from the Securities and Exchange Commission, the Company is filing the attached amended exhibits to reflect the inclusion of certain information originally subject to the confidential treatment request.

Except for Item 6(a), no other information included in the original report on Form 10-Q is amended by this amendment.

                           PART II- OTHER INFORMATION


ITEM 6 - EXHIBITS AND CURRENT REPORTS ON FORM 8-K

         (a)      Exhibits

                 Exhibit No.          Description of Exhibit

                  10.1 Service Provider Agreement dated April 6, 2001 by and between PF.Net Corp. and Cisco Systems, Inc., portions of which have been deleted herein and replaced with the symbol "**" pursuant to a request by the Company to the Securities and Exchange Commission for confidential treatment of these portions.

                  10.2 Series B Senior Cumulative Convertible Preferred Stock Purchase Agreement dated April 12, 2001 by and between Cisco Systems, Inc. and Velocita Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VELOCITA CORP.
                                          (Registrant)


                                          By:   /s/ Kirby G. Pickle, Jr.
                                             -----------------------------------
                                                Name:  Kirby G. Pickle, Jr.
                                                Title: Chief Executive Officer



                                          By:   /s/ W. Terrell Wingfield Jr.
                                             -----------------------------------
                                                Name:  W. Terrell Wingfield Jr.
                                                Title: Senior Vice President and
                                                       General Counsel



                                          Dated: March 5, 2002