Form 10-Q/A
period 2001-06-30
VELOCITA CORP
filed 2002-03-05
CIK 1116563

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

                                EXPLANATORY NOTE

The purpose of this amendment is to file amended copies of certain exhibits filed with the original Report on Form 10-Q of Velocita Corp. (the "Company") for the quarterly period ended June 30, 2001. Each of the referenced exhibits was the subject of a request by the Company for confidential treatment of certain portions of such exhibits. In response to comments received by the Company from the Securities and Exchange Commission, the Company is filing the attached amended exhibits to reflect the inclusion of certain information originally subject to the confidential treatment request.

Except for Item 6(a), no other information included in the original report on Form 10-Q is amended by this amendment.

                           PART II- OTHER INFORMATION


ITEM 6 - EXHIBITS AND CURRENT REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit No.  Description of Exhibit

            10.1 Credit Agreement dated October 29, 1999, as amended on May 24, 2001, between PF.Net Corp., the lenders and First Union National Bank, as administrative agent, portions of which have been deleted herein and replaced with the symbol "**" pursuant to a request by the Company to the Securities and Exchange Commission for confidential treatment of these portions.

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