Form 10-K
period 2001-12-31
VELOCITA CORP
filed 2002-04-16
CIK 1116563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

                             COMMISSION FILE NUMBER:
                                    333-39646

                                 VELOCITA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                       52-2197932
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                       2941 FAIRVIEW PARK DRIVE, SUITE 200
                          FALLS CHURCH, VIRGINIA 22042
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (703) 564-7200
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(c) OF THE ACT: NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The number of shares of the registrant's common stock outstanding as of March 31, 2002 was 80,000,000.

     ALL REFERENCES IN THIS REPORT TO "WE", "US", "OUR" OR THE "COMPANY" ARE TO VELOCITA CORP. AND ITS SUBSIDIARIES.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.   BUSINESS

     Please see the Glossary of Terms at the end of this Item 1 for definitions of certain terms used in this Report.

RECENT CHANGES TO THE BUSINESS, CREDIT AGREEMENT DEFAULTS AND POSSIBLE RESTRUCTURING

     As of March 31, 2002, we were not in compliance with certain financial covenants under our credit agreement. On March 28, 2002, we obtained a waiver from our banking group through April 15, 2002, and on April 15, 2002 this waiver was extended through April 30, 2002 (the "Waiver"). Because of these financial covenant breaches, significant financial pressures facing us and the telecommunications industry, and the need for additional capital to complete our network build, we are considering various financial and strategic alternatives. These alternatives include restructuring our debt, the sale to one or more strategic investors, the sale or other disposition of substantially all of our business or assets, and filing for protection under Chapter 11 of the United States Bankruptcy Code. Pending a final determination regarding our financial and strategic alternatives, it is likely that we will elect to cease paying interest on our outstanding senior notes. Additionally, we have scaled back our business plan because of our financial situation and industry conditions.

     The Waiver requires us to comply with other covenants in the credit agreement and to forego further borrowing under the revolving credit portion of our credit agreement. In addition, during the waiver period, PF.Net Corp., our wholly-owned subsidiary, is prohibited from making any restricted payments (as defined under our credit agreement), other than restricted payments to Velocita Corp. to be used to fund operating and administrative expenses. This restriction, if it were to apply on an interest payment date for purposes of our senior notes, would prohibit PF.Net Corp. from making cash payments to Velocita Corp. necessary for us to pay interest on the senior notes. During the waiver period, we are continuing discussions with our bank lenders regarding modification of the terms of our credit agreement. If we do not obtain an amendment, or an additional waiver, to our credit agreement, we will be in default of our credit agreement and our lenders could elect to accelerate and make all of the outstanding indebtedness under the credit agreement due and payable immediately. As a result of these defaults, all of the obligations under the credit agreement have been reclassified as current liabilities. As of April 15, 2002, we had approximately $380 million of indebtedness (including outstanding letters of credit) outstanding under the credit agreement. In the event of an acceleration, we would be unable to repay that indebtedness and, unless we cure the defaults, the credit agreement lenders could seek a judgment and attempt to seize our assets to satisfy the debt to them. Accordingly, we may be required to file for protection under Chapter 11 of the United States Bankruptcy Code. We are unable to predict if we will be able to obtain the necessary modifications of our credit agreement from our banks.

     In May 2001, in connection with the execution of a supply agreement with Cisco Systems, Inc., we completed a $200 million senior preferred stock offering to Cisco, and amended our credit agreement to provide for $285 million of vendor financing from Cisco Systems Capital Corporation. During 2001 and early 2002, we also pursued various merger and acquisition opportunities, including purchasing troubled telecommunications companies and combining with other, larger telecommunication companies, that could have provided additional customers and increased our revenue base and minimized our capital expenditures. Other than the Cisco transactions, we have not yet implemented such a strategic transaction. In July 2001, we initiated various efforts to minimize our capital and operating expenditures. These efforts included delaying certain planned construction routes, eliminating or deferring planned fiber purchases and reducing our staff.

     During 2001, we worked on a consulting basis with UBS Warburg LLC as part of our effort to explore various merger and acquisition and fund-raising opportunities. In February 2002, we finalized the terms of our arrangement with UBS and we engaged Impala Partners, LLC to advise us regarding strategic alternatives. At our request, UBS prepared solicitation materials and contacted potential investors, both strategic and financial, as part of our continuing effort to raise new capital and solicit strategic partners. We continue to explore alternatives for funding from potential investors and transactions with strategic partners, however, to date we have not obtained any commitments.

     In February 2002, we announced layoffs to reduce our total staff to 55 employees, eliminated the majority of our sales and marketing staff and curtailed efforts to establish new resale customers. These steps are part of a scaled-back business plan pursuant to which we are focusing our efforts on completing construction, dark fiber sales, merger and acquisition and fund-raising activities, and scaled-back operations to support these activities. We have chosen to initially light only 2,400 miles of our network. After the initial lighting, we will implement a success-based lighting plan, whereby we will only light segments of our network for which we have enough capacity demand to generate sufficient revenue to recover our costs and a targeted return on investment. In addition, our scaled-back network will consist of approximately 14,050 route miles and 55 points of presence, or POPs, rather than the roughly 20,000 route miles and 67 POPs previously contemplated for our network. Because we are scaling back our network and our business plan in the near term, we will be required to restructure our relationships with suppliers and customers, and we cannot assure you that we will be able to complete such restructuring on terms satisfactory to us. If market conditions continue to deteriorate, we may further reduce the scope of our network.

     As of March 31, 2002, we had approximately 5,100 route miles of conduit in the ground and 4,000 route miles of fiber-optic cable installed, of which approximately 2,400 route miles are lit. We are currently scheduled to complete construction of the majority of the 6,400-mile constructed portion of our network by late-2002.

     We currently estimate that we need a minimum of between $140 million and $160 million to complete construction of our planned 14,050-mile network.
This does not include amounts that will be needed to fund operating losses through the date of completion and beyond, amounts required to service our existing debt and any amounts payable under our contractual purchase obligations beyond our currently planned network. As of March 31, 2002, we had $63 million of cash on hand. We do not expect that we will be able to borrow additional funds under our credit agreement unless we are able to amend that agreement. We expect to receive approximately $150 million through the fourth quarter of 2003 from payment obligations from AT&T, Touch America, and other dark fiber sales for which we have contractual obligations.
However, these are mostly "progress" payments that are required to be made as we deliver, and are subject to completion of, sections of our network, and therefore the payments corresponding to the completion of a particular section may not be relied upon as a source of funds for completion of that section. In addition, we cannot assure you that these parties will make any payments due prior to completion of our network in a timely fashion or at all.

     We will continue to focus efforts on dispositions of dark fiber and conduit to help finance continued construction. However, we cannot adequately predict the future volume, if any, of such dispositions and the sale prices of dark fiber and conduit. On June 6, 2000, in connection with an amendment to our supply agreement with Lucent Technologies, Lucent committed to purchase dark fiber of up to $100 million to compensate us if we fell short of our objective to sell a targeted amount of dark fiber by July 31, 2002. We anticipate having a shortfall of more than $100 million on July 31, 2002 and have notified Lucent that we intend to exercise our rights under this agreement. We believe this commitment will be subject to dispute by Lucent.
We cannot predict the outcome if Lucent disputes this obligation.

     We have entered into various fixed-cost construction contracts with third party construction companies to build our fiber optic network and related facilities and these construction companies rely on numerous subcontractors to fulfill their construction obligations. Although we have made timely payments to our construction companies, during 2001 some of our construction companies defaulted on their payment obligations to subcontractors and/or did not pay subcontractors in a timely manner. This resulted in some work slowdowns and work stoppage along selected routes. The slowdowns and stoppage continued until the subcontractors were paid in full for their work and received assurances they would be paid for future services. We expect that additional work slow-downs and stoppage may occur as a result of current economic conditions, continued weakness in the telecommunications sector, and liquidity problems facing many of our construction companies and their subcontractors.

     We anticipate that unless we are able to amend our credit agreement, restructure our relationships with key suppliers and customers, and/or identify a potential strategic or financial investor in the relatively near term, it may be necessary for Velocita and some or all of its subsidiaries to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the second quarter of 2002. If we commence a bankruptcy proceeding, it is likely that our senior notes will suffer significant impairment.

     If we are unable to obtain sufficient funding and/or negotiate a successful debt restructuring, whether or not we file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, we may have to sell strategic assets or take other measures, which could include liquidation of our assets. Additionally, we could experience adverse impacts to our business, including but not limited to, loss of key construction vendors or suppliers, losses of customer accounts (including dark fiber customers), and loss of key management personnel. We may also lose government and regulatory support for various initiatives, including rights to build on federally owned land, that we believe are critical to our success.

     For further discussion of these matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in Item 7 of this Report for a summary of risks related to our business in general and to these matters in particular.

RECENT MANAGEMENT AND DIRECTOR CHANGES

     David L. Taylor, our Chief Financial Officer and Treasurer since October 1, 1999, resigned effective February 18, 2002. Donald W. Bolar, the President of PF.Net Network Services, Inc. since April 12, 2000, was notified on February 28, 2002, that his position was being eliminated effective April 29, 2002. Joseph W. Moeller, a Director of Velocita Corp. since October

1999, designated by Koch Telecom Ventures, resigned on March 27, 2002. Ammar Hanafi and William Nuti, Directors of Velocita Corp. since May 2001, designated by Cisco Systems, Inc., resigned on April 10, 2002.

OVERVIEW

     Velocita is currently developing a 14,050 route mile, nationwide fiber-optic network which passes through over 160 cities and 35 of the top 50 Metropolitan Statistical Areas ("MSAs") in the United States. We plan to finish construction of the network, if current and additional funding permits. When the demand for such services improves, we plan to become a facilities-based provider of fiber-optic network infrastructure, broadband capacity and data communications services throughout the United States. We are assembling our low-cost, upgradeable nationwide fiber-optic network through joint construction arrangements, fiber and conduit swap, and sales and purchases. We are constructing approximately 6,400 miles of our network and acquiring 5,300 miles of our network through swap agreements. Previously we had contemplated, and entered into agreements with customers and suppliers with respect to, a 20,500-mile network. We will need to restructure certain of these agreements in order to implement our currently planned 14,050-mile network. The constructed portion of our network will include substantial fiber and empty conduit. We may expand our network over time through swaps and sales of fiber and conduit, fiber and conduit purchases and additional joint construction arrangements.

     On October 29, 1999, we entered into an agreement with AT&T to build approximately one-half of the outsourced portion of AT&T's state-of-the-art fiber-optic network. The construction contemplated by the AT&T network development agreement, as amended in May 2000, December 2000, July 2001, October 2001 and December 2001, will represent approximately 6,100 miles of the 6,400-mile constructed portion of our network, connecting important metropolitan areas along AT&T's network. We believe that this agreement provides us with many business, operational and marketing advantages. AT&T is reimbursing us for their portion of construction costs, thus reducing our overall network construction costs. In addition, we are designing and constructing this portion of the network to AT&T's specifications, which will ensure network quality and reliability and provide us with a key marketing advantage in offering our services. AT&T has also agreed to provide its private rights of way for use on the AT&T portion of our network. We have sold and leased and continue to sell or lease excess dark fibers along all 6,400 miles of our constructed network, which will further reduce our overall network construction costs.

     On February 25, 2000, we entered into a conduit and fiber swap agreement with Touch America that will provide us with a combination of fiber and conduit over an additional 4,500 route miles of our network and approximately $48.5 million in cash (subject to adjustment) in exchange for a combination of fiber and conduit over approximately 5,900 route miles of our network. Touch America is constructing most of these route miles pursuant to a joint construction agreement with AT&T similar to our agreement with AT&T. We expected to complete the swap transaction before December 31, 2001. Velocita Corp. and Touch America experienced force majeure construction delays on certain routes to be swapped. We have delayed completing the swap with Touch America pending completion of construction by both parties, currently anticipated for the first quarter of 2003.

     On December 9, 2000, our wholly-owned subsidiary, PF.Net Corp., entered into an agreement with AT&T Corp. (amended and restated in July 2001 and amended in December 2001) to purchase fibers from AT&T (or rights to use such fibers on certain routes) on approximately, 8,850 route-miles. Such agreement also provides for colocation at AT&T points of presence and optical amplifier huts along the routes, maintenance of the network and certain other services, and an option for PF.Net to install, at our incremental cost of installation, additional fibers to triple our fiber count along roughly 90% of the same route-miles in the event AT&T chooses to install additional fibers on such routes. The agreement provides that the total cost for this acquisition will be approximately $106 million payable as we acquire fiber along these routes. (See "Our Network-General-Dark Fiber Acquisition" for link mileage and scheduled completion dates.) In 2001, PF.Net Corp. made $21.2 million in payments related to this agreement.

     We will need to restructure this agreement to implement our new business plan which assumes that we will only be purchasing approximately 2,400 of the miles subject to this agreement. We cannot assure you that we will be able to complete such restructuring on terms satisfactory to us. If market conditions and our liquidity improve and we decide to expand our network, we would likely seek to acquire some or all of the additional miles subject to this agreement. However, if our scaled-back network has resulted in a restructuring or violation of this agreement, we cannot assure you that these additional miles will still be available to us.

     On April 12, 2001, PF.Net Corp., a wholly-owned subsidiary of Velocita Corp. ("Velocita") entered into an agreement (the "Supply Agreement") with Cisco Systems, Inc. ("Cisco") pursuant to which Cisco supplies optronics and data internetworking equipment for Velocita's fiber-optic network. All of the provisions of this agreement became effective on May 24, 2001. Under the Supply Agreement, we also entered into a "take-or-pay" obligation with Cisco through May 2003 with respect to $225 million of equipment and services. We do not expect our scaled-back network to require $225.0 million of such equipment and services. See "Description of Material Agreements--Cisco Supply Agreement."

     We have executed fixed-price, performance-bonded construction contracts with a number of third-party contractors for substantially the entire constructed portion of our network. In January 2000, construction began on segments of our network. As of March 31, 2002, we had approximately 5,100 route miles of conduit in the ground and 4,000 route miles of fiber-optic cable installed, of which approximately 2,400 route miles are lit. We are currently scheduled to complete construction of the majority of the 6,400-mile constructed portion of our network by late-2002. This 6,400-mile portion of our network will generally consist of between 96 to 144 fibers and three empty conduits, some of which we have committed to swap in the Touch America transaction and other sales transactions.

     We have a limited operating history. The development, construction and expansion of our network will require significant capital to be invested before any material revenue is generated. We expect to continue to incur significant and increasing operating losses and negative EBITDA while we construct our network and develop a customer base. We expect to generate cash proceeds from dispositions of dark fiber and conduit rights in order to finance a portion of our network construction costs. However, we do not anticipate significant recurring revenues from sales of broadband on-net services for the foreseeable future. In order for us to meet our strategic objectives, we must complete the 6,400 constructed miles of our network according to our build schedule. In addition, we will rely upon Touch America and other fiber swap partners for timely completion of the segments of our network we will receive from them.

     We anticipate that unless we are able to amend our credit agreement, restructure our relationships with key suppliers and customers, and/or identify a potential strategic or financial investor in the relatively near term, it may be necessary for Velocita and some or all of its subsidiaries to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the second quarter of 2002. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Developments in 2001" within Item 7 of this Report.

BUSINESS STRATEGY

     Key elements of our business strategy include:

ESTABLISH A TECHNOLOGICALLY ADVANCED, UPGRADEABLE HIGH-CAPACITY NETWORK

     We have designed our network to be among the most advanced, cost-competitive, high-capacity networks in the United States. The network has been designed specifically to support high-speed data, video and value-added applications. The lit portion of the network is powered with Cisco optical equipment providing bandwidth speeds ranging from DS-1 to OC-192, and the network is capable of operating at speeds of up to OC-768 as that technology becomes available. Our network predominantly uses state-of-the-art Lucent TrueWave -Registered Trademark- RS optical fiber designed to accommodate the latest DWDM transmission technology. A substantial portion of our network includes empty conduit and a significant number of fibers. Lucent TrueWave -Registered Trademark- RS fiber allows for the deployment of equipment that transmits signals on up to 160 or more individual wavelengths of light, or "windows," per strand, thereby significantly increasing capacity relative to older fiber products, which generally transmit fewer wavelengths of light per strand. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within
Item 1 of this Report.

LEVERAGE OUR RELATIONSHIP WITH AT&T

     We plan to maximize the benefits of our relationship with AT&T by continuing to capitalize on:

     - the shared cost basis on which we and AT&T are constructing and maintaining network facilities, meaningfully reducing our construction costs for the 6,100 miles of our network covered by the AT&T network development agreement;

     - AT&T's reputation for stringent quality control standards, which we believe will provide us with significant marketing benefits;

     - AT&T's existing private rights of way along approximately 40% of the 6,400-mile constructed portion of our network, which has allowed us to accelerate our construction schedule and reduce costs; and

     -    the proximity of our points of presence to AT&T's points of presence.

OFFER A FOCUSED RANGE OF PRODUCTS AND SERVICES

     We are following a focused product roll-out plan which is intended to limit capital expenditures and operating expenses. Accordingly, for the remainder of 2002, we plan to offer dark fiber, conduit, colocation, maintenance services and selected broadband products to existing and strategic customers on the lit portion of the network. Beginning in 2003, we may begin to offer high-bandwidth broadband service (OC-3, OC-12, OC-48, wavelength) and gigabit Ethernet services, lighting segments of the network as demand is generated if market conditions warrant such service offerings. However, we may offer these services sooner if there is demand based on our success-based lighting strategy.

     - DARK FIBER AND CONDUIT RIGHTS, AND BANDWIDTH IRUS. We market dark fiber strands, conduit and bandwidth IRUs to regional and nationwide communications companies, internet service providers, or ISPs, corporate and governmental entities and other buyers of network capacity, which may either purchase or lease them on a long-term basis to increase their data transmission capacity in areas where they experience capacity constraints, expand their business geographically, or satisfy a need for redundant capacity.

     - COLOCATION AND MAINTENANCE SERVICES. We offer space, technical support and 24-hour-a-day, seven-day-a-week maintenance services at some of our facilities to customers that need safe technical operating environments for their communications and networking equipment. In addition, we offer 24-hour-a-day, seven-day-a-week surveillance, troubleshooting, customer service and maintenance on our network.

     - SELECT BROADBAND PRODUCTS. We are capable of offering optical wave and SONET services on the lit portion of our network, which currently spans 2,400 route miles. If additional segments are lit, we will be able to offer these services in additional markets. The DWDM technology installed on these portions of the network allow us to offer up to 10 Gbps optical wave services to customers. Optical wave services allow a customer to purchase lit capacity for a fixed period of time, while retaining similar control advantages of outright dark fiber ownership.

TAKE ADVANTAGE OF OUTSOURCING OPPORTUNITIES

     We are establishing a high quality fiber optic network through the use of joint construction arrangements, our access to private rights of way, fixed-cost construction contracts with third-party construction companies and fiber and conduit sales and swaps. We have used rights of way contributed by AT&T for approximately 40% of the 6,400-mile constructed portion of our network, which will reduce our construction costs because substantially all of AT&T's rights of way are already perfected for telecommunication use. In addition, we have entered into fixed-cost construction contracts with third-party construction companies for substantially all of the 6,400-mile constructed portion of our network. These subcontractors are overseen by our construction team that includes project managers with significant prior experience in managing the construction of pipeline networks and managers who participated in the construction of telecommunications networks for other major telecommunications companies.

 EMPLOY RIGHTS OF WAY THAT PROVIDE ROUTE DIVERSITY

     Telecommunications carriers require redundant paths throughout their networks to provide reliability in the event of an equipment failure, a break in one of their fiber lines or other outage. In order to ensure the required redundancy, telecommunications carriers typically build, swap or lease capacity along fiber routes that do not share a common point of potential failure. While many of our competitors' networks share common rights of way, a substantial portion of our network is being built on diverse private rights of way. These diverse private rights of way are more secure than public rights of way, less vulnerable to third-party construction interruptions and will enable us to provide true route diversity to our customers.

EXPAND OUR NETWORK OVER THE LONG TERM

     We will continue to evaluate swap opportunities and strategic transactions that would expand our network to major metropolitan areas not covered by our planned 14,050 miles that we otherwise would be required to purchase or construct. We intend to use the substantial excess conduit and fiber capacity we are installing along the 6,400 constructed miles of our network to facilitate conduit and fiber swaps. We believe that these fiber strands and empty conduits will provide us with sufficient excess capacity to expand our network beyond the planned 14,050 miles if we decide at a later date that such expansion is appropriate.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Report.

OUR NETWORK

GENERAL

     We are assembling a low-cost, upgradeable nationwide fiber-optic network. We are constructing approximately 6,100 miles of the 6,400-mile constructed portion of our network pursuant to the AT&T network development agreement. The Touch America swap agreement will extend our network by approximately 4,500 miles, other swap agreements will add 700 miles and we plan to add an additional 2,400 miles subject to the AT&T fiber purchase agreement.

     The following chart shows the major routes along the 6,400-mile constructed portion of our network, the additional 4,500 miles that we will receive from Touch America, the additional 700 miles from other swaps and the 2,400 miles of network that will be added pursuant to the AT&T fiber purchase agreement, along with a breakdown of mileage and currently scheduled dates by which these routes will be substantially complete. Through our own constructed and partner provided POPs, our network will have access to over 160 metropolitan areas in the continental United States, including 35 of the top 50 MSAs.

ROUTE END POINTS                                          APPROXIMATE ROUTE     SCHEDULED SUBSTANTIALLY
                                                               MILEAGE               COMPLETE DATE
CONSTRUCTED PORTION
Houston--Jacksonville..............................                   1,017     Complete
Jacksonville--Orlando..............................                     174     Complete
Ellisville--Fort Pierce/Orlando....................                     394     Fourth Quarter, 2002 (1)
Los Angeles--Houston...............................                   2,208     Second Quarter, 2003 (1)
Jacksonville--Newark...............................                   1,753     Fourth Quarter, 2002 (1)
Dallas--St. Louis..................................                     816     Complete
In City Miles......................................                      19     Various
                                                                    -------
TOTAL MILEAGE OF THE CONSTRUCTED PORTION
OF OUR NETWORK.....................................                   6,381
                                                                    -------
TOUCH AMERICA PORTION
Chicago--Denver....................................                   1,107     (2)
Denver--Salt Lake City.............................                     656     (2)
Salt Lake City--Sacramento.........................                     803     (2)
Chicago--Minneapolis...............................                     514     (2)
Chicago--Detroit...................................                     382     (2)
Denver--Dallas.....................................                   1,075     (2)
                                                                    -------
TOTAL TOUCH AMERICA MILEAGE........................                   4,537
                                                                    -------
AT&T FIBER PURCHASE AGREEMENT
New York--Boston...................................                     289     Complete
New York--Newark...................................                      18     Complete
St. Louis--Chicago--Cleveland......................                     728     Complete
Orlando--Miami.....................................                     442     Second Quarter, 2003
Dallas--Ft. Worth..................................                      42     Complete
Seattle--Los Angeles...............................                     860     Fourth Quarter, 2002
                                                                    -------

AT&T FIBER ACQUISITION MILEAGE....................                    2,379(3)
                                                                    -------
TOTAL MILEAGE TO BE ACQUIRED PURSUANT TO OTHER SWAP
AGREEMENTS                                                              754     Various
                                                                    -------

TOTAL ROUTE MILEAGE...............................                   14,051
                                                                    -------

----------
(1) Separate links of each of our routes will be completed prior to the date scheduled for substantial completion of the entire route. As of March 31, 2002, 559 route miles of the Ellisville-Ft. Pierce route, 1,680 route miles of the Los Angeles-Houston route and 1,495 route miles of the Jacksonville-Newark route have been completed.
(2) Under the Touch America agreement, all routes are required to be delivered concurrently when all construction is completed on both parties' routes. Both parties have experienced force majeure construction delays on certain routes to be swapped.
(3) Total mileage contemplated by this agreement is approximately 8,850 miles. See "Description of Material Agreements--AT&T Fiber Purchase Agreement" within Item 1 of this Report.

THE CONSTRUCTED PORTION OF OUR NETWORK

     We are building the 6,400-mile constructed portion of our network using advanced fiber-optic telecommunications equipment and technology using Lucent TrueWave -Registered Trademark- RS fiber. The 6,400-mile constructed portion of our network is being built through simultaneous efforts in multiple locations, with links to be completed on a staggered basis pursuant to our agreement with AT&T. Construction commenced in January 2000. AT&T is providing approximately 40% of the rights of way required on the constructed portion of our network. We believe that approximately 99% of the rights of way to be provided by AT&T have already been perfected, and we are collaborating with AT&T to complete the acquisition and perfection of the remaining public rights of way needed to complete that portion of our network that we are building pursuant to the AT&T network development agreement.

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

     We expect the constructed portion of our network to have the following characteristics:

     - RIGHTS OF WAY AND ROUTING. We have received approximately 40% of the required rights of way to complete construction of the 6,400-mile constructed portion of our network from private sources, such as AT&T, affiliates of Koch Telecom Ventures and other third-party sources. The remaining 60% of rights of way needed to complete construction are being purchased or leased from a number of public sources. We are seeking to procure these rights from sources that maximize the security, diversity and quality of our network.

     - CONDUITS. Each route in the 6,100 miles covered by the AT&T network development agreement will contain six conduits, with limited exceptions. Of those six conduits, AT&T will own three conduits, including one conduit containing, approximately, between 192 to 288 fiber-optic strands, half of which are owned by us with the other half owned by AT&T. We will own the remaining three empty conduits, one of which we have agreed to swap to Touch America along approximately 3,500 miles. The additional conduits will allow us to upgrade our network's capabilities in response to advances in technology or increases in demand for capacity. We are installing multiple conduits along the remaining 300 constructed route miles not covered by the AT&T network development agreement where we believe it is economically advisable to do so.

     - FIBER-OPTIC CABLE. We are installing Lucent TrueWave -Registered Trademark- RS optical fiber along the 6,400-mile constructed portion of our network. On the 6,100 miles covered by the AT&T network development agreement, we are installing between 192 to 288 strands of fiber. Of those strands, one-half will be owned by us and one-half will be owned by AT&T. These fibers are designed to accommodate the latest DWDM transmission technology deployment of equipment that transmits signals on multiple wavelengths of light per strand, thereby significantly increasing the capacity of the network relative to older networks, which generally use optical fiber strands that transmit fewer wavelengths of light per strand. The Lucent TrueWave -Registered Trademark- RS fiber allows us to increase our network capacity over time as optical-electronic equipment technology improves.

     - NETWORK ARCHITECTURE. Our network will initially be able to operate at a speed up to OC-192 and be capable of operating at speeds of up to OC-768 as that technology becomes available.

     - OPTICAL ELECTRONIC AND DATA EQUIPMENT. We selected Cisco Systems, Inc. as our exclusive provider of optical electronic and data equipment. We have initially lit approximately 2,400 miles of our constructed network. The remainder of our network is expected to be lit under a success based lighting plan as we develop customers on unlit routes.

     - POINTS OF PRESENCE AND RELATED EQUIPMENT. Our 14,050-mile network will reach 35 of the top 50 MSAs in the continental United States, which will permit us to interconnect with all major carriers with points of presence or central offices in those metropolitan areas. These points of presence will be secure, monitored and environmentally controlled locations that are designed to hold the equipment defined in our network architecture. Our points of presence are designed to provide colocation services for our customers and give them direct access to our network and service offerings. We have leased 45 of 55 initial points of presence on our current network.

     - NETWORK OPERATIONS CENTER. We currently outsource our network operations center and customer care to Lucent. A network operations center provides network surveillance, troubleshooting and customer service on a 24-hour-a-day, seven-day-a-week basis. Lucent has substantial experience and expertise in operating network operations centers for a variety of telecommunications carriers. If customer demand warrants, we may develop and operate our own network operations and customer care center.

NETWORK CONSTRUCTION, DEVELOPMENT AND RIGHTS OF WAY

     We have assembled a construction team consisting of experienced construction personnel and experienced telecommunications project managers. Certain members of our construction team have managed major pipeline projects along some of our planned routes and other of our managers have participated in the construction of telecommunications networks for other major telecommunications companies. These managers possess project management, systems and construction experience, which are valuable in the construction of telecommunications assets similar to our network.

     We executed contracts with third-party contractors for the installation of substantially all of the constructed portion of our network, including design, rights of way procurement, permitting and construction. Our construction team oversees the third-party contractors and the construction process. In addition to requiring the construction contractors to perform every phase of the network construction process, these agreements substantially define our construction costs. In January 2000, construction began on segments of our network, and we are currently scheduled to complete the majority of the 6400-mile constructed portion of our network by late 2002. A portion of our constructed network, which consists of a 150-mile segment, will be completed by early 2003.

     We currently expect that approximately 40% of the total rights of way needed to construct the 6,400-mile constructed portion of our network will be provided by AT&T pursuant to 40-year or perpetual licenses, without additional payments to AT&T. We believe that at least 99% of the AT&T rights of way are already perfected for our immediate use. We have experienced some permitting delays on certain of these routes, which may materially affect our overall network construction schedule and costs. We believe that AT&T's rights of way have a variety of marketing advantages that include route diversity, exclusivity, directness of routing, security and cost position. We believe that these factors will provide us with significant competitive advantages. We have acquired approximately 60% of the necessary rights of way from public and private sources in order to complete the 6,400 constructed miles of our network.

     Pursuant to an agreement with an affiliate of Koch Telecom Ventures, that Koch Telecom Ventures affiliate may provide a portion of the rights of way needed for the 6,400 constructed miles of our network along its approximately 35,000 mile pipeline network. Our access to the rights of way owned by affiliates of Koch Telecom Ventures provides us with certain advantages, such as rights of way procurement, construction security, route diversity and exclusivity. In order to acquire rights under this agreement, we must exercise our option by October 29, 2002.

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

THE ACQUIRED PORTION OF OUR NETWORK

     We may expand our network through conduit and fiber swaps and purchases and other arrangements. We intend to use the substantial conduit and fiber capacity we are installing along the 6,400 constructed miles of our network to facilitate these conduit and fiber swaps.

     We have entered into a swap agreement with Touch America. The swap transaction with Touch America will extend our network by approximately 4,500 miles to include Denver, Detroit, Minneapolis, Milwaukee, Salt Lake City and Sacramento. We will receive one conduit and 12 fibers along the 3,000 miles of their network being constructed pursuant to their agreement with AT&T, and 24 fibers along 380 miles and six fibers along 1,075 miles of that portion of the network Touch America is constructing independently. Touch America will also provide us with approximately $48.5 million (subject to adjustment based on actual route mileage), payable in monthly installments. Touch America has made $17.1 million of such payments through December 31, 2001, and we have recorded a receivable in the amount of $11.8 million for payments due from them as of March 31, 2002. We expected to complete the swap transaction before December 31, 2001. However, Velocita and Touch America experienced force majeure construction delays on certain routes to be swapped. We expect to complete the swap with Touch America upon completion of construction by both parties, currently anticipated for the first quarter of 2003. At the conclusion of this transaction, there will be a one-time "true-up" payment as compensation for any differences in the estimated actual miles swapped of fiber and conduit.

     On December 9, 2000, our wholly-owned subsidiary, PF.Net Corp., entered into an agreement with AT&T Corp. (amended through December 2001) to purchase fibers from AT&T (or rights to use such fibers on certain routes) on approximately, 8,850 route-miles. Such agreement also provides for colocation at AT&T points of presence and optical amplifier huts along the routes, maintenance of the network and certain other services, and an option for PF.Net to install, at our incremental cost of installation, additional fibers to triple our fiber count along roughly 90% of the same route-miles in the event AT&T chooses to install additional fibers on such routes. The agreement provides that the total cost for this acquisition will be approximately $106 million payable as we acquire fiber along these routes. (See "Our Network-General-Dark Fiber Acquisition" for link mileage and scheduled completion dates.) In 2001, PF.Net Corp. made $21.2 million in payments related to this agreement. If AT&T fails to complete any link within 90 days after the scheduled completion date, it must pay PF.Net Corp. liquidated damages of $75,000 per month, subject to a cap of 5% of the value of the link. If AT&T fails to perform its obligations under the AT&T fiber-optic acquisition agreement after written notice and applicable cure periods, PF.Net Corp. may terminate the AT&T fiber-optic acquisition agreement. The agreement provides that if PF.Net Corp. fails to make payments to AT&T within 30 days of the date due or experiences certain insolvency events, AT&T may terminate the fiber-optic acquisition agreement. AT&T may also terminate the agreement for PF.Net Corp.'s failure to perform its other obligations under the agreement after written notice and the lapsing of applicable cure periods.

     We will need to restructure this agreement to implement our new business plan which assumes that we will only be purchasing approximately 2,400 of the miles subject to this agreement. We cannot assure you that we will be able to complete such restructuring on terms satisfactory to us. If market conditions and our liquidity improve and we decide to expand our network, we would likely seek to acquire some or all of the additional miles subject to this agreement. However, if our scaled-back network has resulted in a restructuring or violation of this agreement, we cannot assure you that these additional miles will still be available to us.

     In addition to our swap of fiber assets with Touch America and our purchase of dark fiber from AT&T, we may continue to evaluate opportunities to swap dark fiber or conduit with other carriers for fiber assets along routes in which excess capacity exists if we decide at a later date that such expansion is appropriate.

POINTS OF PRESENCE

     We are in the process of installing both points of presence (POPs) and op amp sites to house the optical equipment needed to light our network. As of March 31, 2002, we had 45 of our planned 55 POP sites leased and 85 of the currently planned 98 op amp sites leased. We are progressively completing both POP and op amp sites on a route by route basis, timed with our planned construction completion as well as availability of the AT&T and Touch America portions of our network.

     We have lit approximately 2,400 miles of our constructed network using Cisco-provided optical electronic and data equipment. The remaining portion of our constructed network will be lit under a success-based plan as we establish customers on specific routes. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report.

OPERATIONS SUPPORT

     During 2001, we established network planning, optical and data engineering, field service (maintenance, support and network operations center) as well as customer service and support functions. As a result of our scaled-back business plan, we eliminated most of the personnel associated with these functions in early 2002. In addition, we began information systems development and implementation and focused on back office support tools. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" in Item 1 of this Report.

PRODUCTS AND SERVICES

     We are following a focused product roll-out plan which is intended to limit capital expenditures and operating expenses. Accordingly, for the remainder of 2002, we plan to offer dark fiber, conduit, colocation, maintenance services, and selected broadband products to existing and strategic customers on the lit portion of the network. Based on market conditions, beginning in 2003, we may offer high-bandwidth broadband services (OC-3, OC-12, OC-48, wavelengths) and Gigabit Ethernet services, lighting segments of the network as demand is generated. These products and services are described below:

     - DARK FIBER AND CONDUIT: The dark fiber product consists of dedicated, POP-to-POP fiber-optic cable that customers can use to build a wholly-owned, fiber-optic communications network. Customers are responsible for lighting the dark fiber segment by procuring optical amplifiers, regenerators and multiplexing equipment and placing that equipment at or near our POP and Op Amp locations. We sell rights to our dark fiber and conduit in the form of indefeasible rights of use, or IRUs. Typically, these transactions are not outright sales of ownership interests. Instead, the IRU leases are amortized into income over a 20-year life. Customers typically will also purchase fiber maintenance and colocation services (i.e. racks, power, support service, etc.) with the purchase of dark fiber. At our disposal are approximately 6,400 route miles of constructed fiber, with more than 800,000 fiber miles available for purchase. Each route in the 6,100-mile portion of our network constructed under the AT&T network development agreement also contains, with limited exceptions, three empty conduits that we own, which are available for purchase by customers that wish to purchase and install their own fiber-optic strands. Some of the dark fiber and conduit has already been sold to customers, including one entire conduit on the 3,500 miles that has been swapped with Touch America.

     - MAINTENANCE: Our maintenance service is comprised of: (i) preventative maintenance service; (ii) cable and conduit restoration service; and
          (iii) customer support service. Preventative maintenance activities include placement and maintenance of signposts along the route, subscription to one-call agencies, route maintenance and patrolling. Cable and conduit restoration services are called upon when one or more fibers are damaged or cut and restoration of the fiber(s) or conduit is required. Customer support service provides trained and qualified customer support and maintenance personnel to respond to dark fiber or conduit service issues twenty-four hours a day, seven days a week. We subcontract dark fiber and conduit maintenance services from AT&T.

     - COLOCATION: We intend to offer space at our facilities to dark fiber customers who need safe technical operation environments for their communications and networking equipment. This includes power, environmental, fire protection and security services. We intend to offer colocation services at both our POP and Op Amp sites. POP sites accommodate equipment that allows traffic to be added and dropped, while Op Amp sites house transmission equipment that regenerates or amplifies optical signals. Because of this difference in functionality, POPs are located in major towns and cities along the route, while Op Amp sites are deployed every 50 miles between POPs.

     - BROADBAND CAPACITY TRANSMISSION SERVICES: We are capable of offering optical wave and SONET services on the lit portion of our network, which currently spans 2,400 route miles. If additional segments are lit, we will be able to offer these services in additional markets. The DWDM technology being installed over the lit portion of our network allows us to offer 2.5 Gbps and 10 Gbps optical wave services to customers. Optical wave services allow a customer to purchase lit capacity for a fixed period of time, while retaining similar control advantages of outright dark fiber ownership. We also plan to offer optical capacity leases to customers in increments from OC-3 to OC-48.

     - NETWORK CONSTRUCTION AND FIBER DEPLOYMENT SERVICES: We provide optical fiber infrastructure solutions and strategic network design services for organizations deploying networks throughout the United States. We have assembled a construction team consisting of experienced construction personnel and experienced telecommunications project managers. Also, we have developed an extensive network of suppliers to provide the highest quality construction and installation of fiber-optic telecommunication networks. Construction services include trenching or directional boring for placement of conduit along the planned network path. Manholes and handholes are placed along the network route for easy access and cable splicing. The highest quality AT&T fiber deployment standards are used to ensure slack points are placed for fast restoration of the network due to potential fiber cuts.

MARKETING AND SALES STRATEGY

     As part of our strategy, we have focused our initial sales efforts on dispositions of dark fiber and conduit rights through sales, IRU grants, leases and swaps. We will focus primarily on these infrastructure sales in 2002 and 2003. When it becomes economically compelling, according to our success-based strategy, we will target regional and nationwide communications companies, governmental entities, ISPs, Fortune 1000 companies and other significant users of network capacity. We will position ourselves as the provider of choice to customers due to our quality of service, the reliability of our services, the quality and diversity of the ROWs used and our position as a low-cost provider.

INTERCONNECTION

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

FINANCIAL MARKET CONDITIONS

     Continuing deterioration in the telecommunications and overall capital markets sector has caused several of our competitors to delay or cut back capital expansion programs. Additionally, capital raising efforts for all telecommunications companies are a significant challenge and debt and equity sources of capital are generally unavailable. Many current and potential customers have also announced bankruptcy filings, liquidation, workforce reductions or reduced revenue and earnings projections. Telecommunication industry and capital market conditions have had and could continue to have a material adverse effect on our business.

COMPETITION

     The telecommunications industry is extremely competitive, particularly with respect to price and service. We face competition from existing and planned telecommunication systems with respect to each of our planned routes. Our competitors include: wholesale providers, IXCs, ILECs and CLECs, which include such companies as AT&T, WorldCom, Inc., Sprint Corp., Qwest, Touch America, Inc., Level 3

Communications, Inc. and Williams Communications Group. Potential competitors capable of offering similar services include communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers, wireless telephone operators and large end-users with private networks. Other companies may choose to compete with us in our current or planned markets, by selling or leasing fiber assets or bandwidth services to our targeted customers.

     The increased number of competitors and resulting investment in telecommunications networks has created a substantial oversupply of network capacity in the industry. The oversupply has resulted in an intensely competitive environment forcing numerous competitors to curtail their business plans and, in a number of cases, to file for protection under bankruptcy or protection from creditor statutes. These factors have resulted in downward pricing pressure for our products.

     Some of our competitors have already made substantial long-term investments in the construction of fiber-optic networks and the acquisition of bandwidth. Some of these competitors have substantially greater resources, existing customers and more experience than we and directly compete with us in the market for fiber assets and bandwidth services.

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

     The market for our high-capacity telecommunication services is highly competitive and is likely to become more so as the BOCs are allowed into the in-region long distance market. The market for these services has numerous entities competing for the same customers, many of who enter into multi-year service contracts. The presence of such contracts may make it more difficult for us initially to attract customers.

     The Telecommunications Act permitted BOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region, long distance service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the Telecommunications Act's
Section 271 14-point competitive checklist. Some BOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer such "in-region, interLATA" service. For the first three years following passage of the Telecommunications Act of 1996, the FCC consistently denied the BOCs authority to provide these services, blocking BOC entry into these markets. In December 1999, however, the FCC for the first time granted such authority to Verizon authorizing it to provide in-region, interLATA service originating in New York State. Since that time, Southwestern Bell has applied for, and been granted, authority to provide interLATA long distance service in Arkansas, Missouri, and Texas. The FCC also granted Southwestern Bell's application for authority to provide interLATA long distance service in Kansas and Oklahoma, but this decision was remanded back to the FCC on December 28, 2001 by the U.S. Court of Appeals for the District of

Columbia Circuit. The D.C. Circuit determined that the FCC did not properly consider certain arguments of opponents of the application and now must more fully consider these arguments on remand. Similarly, in addition to New York, Verizon has applied for, and been granted, long distance authority in Connecticut, Massachusetts, Pennsylvania and Rhode Island. Several additional applications are pending and we expect that additional BOCs will continue to file similar applications. The entrance of these and other BOCs into the in-region, interLATA market could significantly increase competition in our service markets by permitting these established telecommunications companies, which have greater financial, technical and other resources than we do, into the market for some of the same services that we intend to provide.

SUPPLIERS

     The principal components of our network are fiber-optic cable and conduit, optical-electronic, data communications and internetworking equipment, which are purchased from third-party suppliers. Lucent is a major supplier of our fiber-optic cable; however, there are a number of alternate suppliers. During the second quarter of 2001, we selected Cisco as our equipment vendor to provide optical-electronic, data communications and internetworking equipment. We believe that both component supply and manufacturing capacity exists to support our plan requirements; however, this situation could change given world market conditions for selective components or products supplied.

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

PENDING LEGISLATION

     In February 2002, the U.S. House of Representatives approved The Internet Freedom and Broadband Deployment Act of 2001 (H.R. 1542), also known as the Tauzin-Dingell Bill. The legislation allows the Bell Operating Companies to offer in-region long distance and data services without meeting the requirements of Section 271 of the Telecommunications Act of 1996. In addition, the legislation removes requirements that the BOCs sell certain network elements, including line-sharing and fiber-fed local loops to competitive carriers. The Telecommunications Act of 1996 (1996 Act) requires BOCs to open their networks to competitors before the incumbent carriers may enter the long-distance voice market and provide nondiscriminatory access to unbundled network elements. It is unclear whether the legislation will be approved by the United States Senate. If Tauzin-Dingell becomes law, it could materially alter how the Company provides its services, to whom it sells its services, how the Company prices those services and potential strategic investors in the Company.

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

     Although the law establishing these alternative regulatory requirements is often unclear, we expect that even our common carriage offerings will be subject to a lower degree of federal regulation than those of dominant carriers. While we consider ourselves an interexchange carrier, it is difficult to predict with certainty how the FCC will classify some of our services.

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

PRIVATE CARRIER SERVICES

     Even if some of our offerings are treated as communications services, they could be viewed as private carrier offerings. Private carrier offerings typically entail the offering of telecommunications, but are provided to a limited class of users on the basis of individually negotiated terms and conditions that do not meet the definition of a telecommunications service under the Telecommunications Act. If our services are treated as private carriage, they are generally unregulated by the FCC, but would be subject to universal service payments based on the gross interstate and international telecommunications revenues from end users. See "--Telecommunications Services--Universal Service" below. Private carriers may also be subject to access charges if interconnected to local exchange carriers.

TELECOMMUNICATIONS SERVICES

     Some of our services, such as the provision of bandwidth capacity, lit fiber and the resale of telecommunications services from AT&T and other providers, will be treated as telecommunications services by the FCC. A significant number of federal regulatory requirements will be applicable to those services.

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

     Non-dominant interexchange telecommunications carriers can no longer file tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions on which they offer their interstate services, and must instead enter into individual contracts for these services. In addition, the FCC has required that interexchange carriers instead post their rates, terms and conditions for all their interstate, domestic services on their Internet web sites if they have one. Detariffing may result in significant administrative expenses for us. Tariffs allow a carrier to limit its liability to its customers, including in connection with service interruptions. Accordingly, we may be subject to liability risks that we would have been able to limit through tariff filings, and there can be no assurance that the potential liabilities will not have a material adverse effect on our results of operations and financial condition and ability to meet our obligations under the notes. With or without a tariff, the obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act. Competitive access providers do not have to file tariffs for their exchange access services, but may if they choose to do so. On March 16, 2001, the FCC eliminated the requirement that non-dominant carriers file tariffs for most international interexchange services.

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

     In April 2001, the FCC issued an order that imposes limits on interstate access charges that competitive local carriers may impose on interexchange carriers by establishing a declining benchmark scheme for these charges. Access charges set at or below benchmark levels are presumed reasonable by the FCC, and the carrier may impose such charges by tariff. The FCC requires mandatory detariffing, however, of access charges that exceed the benchmark, and carriers must negotiate individually with each interexchange carrier any agreement to pay rates that exceed this benchmark. In addition, the FCC requires competitive local exchange carriers to charge the benchmark rate during the pendency of negotiations to establish access charges or in the event that parties cannot agree on rates. These limits could reduce our costs and benefit us to the extent that we provide interexchange telecommunications service.

     The FCC has also adopted a joint proposal from Verizon, BellSouth, SBC Communications, AT&T, and Sprint to lower significantly and deaverage interstate access charges for certain participating local exchange carriers. These pricing reforms were appealed to the D.C. Circuit, and were largely upheld by that court. The result of these pricing reforms may be increased competition among carriers offering local exchange and exchange access service in our operating area, thus lowering prices for some of the services we offer.

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

     ACCESS TO POLES, DUCTS, CONDUITS AND RIGHTS OF WAY. An area of the law that remains in flux concerns the extent of a carrier's obligations to provide access to poles, ducts, conduits and rights of way. We are obligated under Section 224 of the Communications Act to permit other carriers reasonable access to our poles, ducts, conduits and rights of way, and the FCC has adopted comprehensive rules governing how access is to be provided, and what rates can be charged. In January 2002, the Supreme Court overturned a ruling by the Eleventh Circuit that called into question certain aspects of the FCC's authority under Section 224. The Supreme Court opinion clarified that the Section 224 empowers the FCC to require us to grant nondiscriminatory access to carriers that use wireless telecommunications technology as well as to cable operators seeking access in order to provide Internet access. The FCC recently concluded that, pursuant to the Section 224 obligation to provide other carriers access to rights of way, utilities must provide access to property used in the manner of a right of way as part of the transmission and distribution network. The FCC specifically held that the roof of a utility's corporate office is not subject to access under
Section 224. There are petitions for reconsideration pending regarding access to rights of way.

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

     CUSTOMER PROPRIETARY NETWORK INFORMATION

     In February 1998, the FCC adopted rules implementing Section 222 of the Communications Act, which governs the use of customer proprietary network information by telecommunications carriers. Customer proprietary network information generally includes any information regarding a subscriber's use of a telecommunications service, where it is obtained by a carrier solely by virtue of the carrier-customer relationship. The FCC has clarified that customer proprietary network information, which we refer to as CPNI, does not include a subscriber's name, telephone number, and address, as this information is generally not derived from the carrier's provision of a telecommunications service to a customer. Under the FCC's rules, a carrier may only use a customer's proprietary network information to market services that are "necessary to, or used in," the provision of a service that the carrier already provides to the customer, unless it receives the customer's prior oral or written consent to use that information to market other services. In December 1999, the Court of Appeals for the Tenth Circuit vacated the FCC's original and modified CPNI rules, on the grounds that they violate the First Amendment. In September 2001, on remand from the Tenth Circuit, the FCC issued an order clarifying that the remainder of its CPNI rules are still in effect and stating that carriers may obtain consent using an opt-out mechanism (following proper notification, the carrier may use customer CPNI for marketing purposes, unless the customer indicates otherwise) or opt-in mechanism (carriers are not allowed to use a customer's CPNI for marketing purposes without the customer's express consent). The FCC is continuing to study additional options for implementing
Section 222 and we cannot predict at this time the outcome of the ongoing CPNI proceeding or its impact upon the telecommunications industry or on us. Uncertainty regarding restrictions on the use of CPNI may impede our ability effectively to market integrated packages of services and to expand existing customers' use of our services.

     UNIVERSAL SERVICE

     Pursuant to the Telecommunications Act of 1996, on May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. The universal service program provides support to carriers serving low-income customers and customers who live in areas where the cost of providing telecommunications services is high. In addition, the FCC established new subsidies for telecommunications and certain information services provided to qualifying schools and libraries and for services provided to rural health care providers. Providers of interstate telecommunications services, as well as certain other entities, such as private carriers offering excess capacity to end user customers, must pay for these programs. Our contribution to the federal support funds would be calculated based on a percentage of our gross end-user interstate and international telecommunications revenues. The quarterly assessment rate typically varies between 6 and 8 percent of interstate and international end user telecommunications revenues. The amounts contributed may be billed to customers. The FCC recently changed the methodology for calculating assessments based on prior year's revenues. Now the FCC calculates assessments based on revenues accrued in the prior two quarters. In addition, annual revenue data for the prior year will be used to true-up quarterly revenue data submitted during the prior calendar year. The FCC has recently adopted the cost model which it will use to determine the support needed in many high-cost areas and the inputs for the model. The new high-cost support mechanism, which went into effect on January 1, 2000 for non-rural carriers, substantially increases the amount of high-cost support provided to non-rural carriers. This and numerous other FCC orders revising these funds are subject to petitions for reconsideration and further petitions for appeals. The outcome of these proceedings or their effect cannot be predicted.

     In addition to the universal service mechanisms described above, on May 31, 2000 the FCC adopted a joint proposal from Verizon, BellSouth, SBC Communications, AT&T, and Sprint to create a $650 million fund to provide universal service support for interstate access charges. On appeal, the Fifth Circuit largely upheld the FCC's pricing rules, but determined that the FCC acted arbitrarily in determining the size of this fund. The outcome of this proceeding on remand is impossible to predict.

     CALEA. We might incur significant expenses to assure that our networks comply with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). Under CALEA, telecommunications carriers are required to: (1) provide law enforcement officials with call content and call identifying information pursuant to a valid electronic surveillance warrant ("assistance capability requirements"), and (2) reserve a sufficient number of circuits for use by law enforcement officials in executing court authorized electronic surveillance ("capability requirements"). To the extent that we provide facilities-based telecommunications services, we may incur costs in meeting both of these requirements. In particular, regarding the assistance capability requirements, except in very limited circumstances the government is only required to compensate carriers for the costs of making equipment installed or deployed before January 1, 1995 CALEA compliant. While the telecommunications industry is attempting to negotiate legislative and administrative changes to this reimbursement cut-off date, as it stands today, we will be financially responsible for ensuring that our post-1995 equipment is in compliance. Regarding the capacity requirements, the government will finance any necessary increases in capacity for equipment that we have specifically identified as installed or deployed prior to September 8, 1998, and we are responsible for paying for any necessary increases in capacity for equipment installed or deployed after that date. On August 15, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated certain surveillance capability requirements set forth in the CALEA regulations and remanded the matter to the FCC for further proceeding. With the exception of the vacated capability requirements, carriers have been required to have upgraded their equipment to institute the required surveillance capabilities by June 30, 2000. However, numerous carriers have petitioned the FCC and the FCC has granted extensions of the deadline for complying with the capabilities requirements as they relate to both circuit switched and packet-mode communications. The FCC issued a public notice on October 17, 2000, seeking comments on the scope of carriers' CALEA obligations in light of the D.C. Circuit's opinion, and will likely issue an order clarifying this obligation in the spring of 2002. We cannot predict our costs associated with compliance with these CALEA requirements.

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

     - UNBUNDLED ACCESS. Requires all ILECs to provide nondiscriminatory access to unbundled network elements (including certain network facilities, features, functions, and capabilities) at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit). The Supreme Court's decision in AT&T V. IOWA UTILITIES BOARD required the FCC to reconsider which elements should be unbundled. On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements, but eliminating the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the densest parts of the top 50 Metropolitan Statistical Areas in most circumstances, and the requirement to provide operator services and directory assistance. The FCC also noted that ILECs remain obligated under the non-discrimination requirements of the Communications Act to comply with the reasonable request of a carrier that purchases these services from the ILECs to rebrand or unbrand those services, and to provide directory assistance listings and updates in daily electronic batch files. The FCC also required ILECs to offer dark fiber as an unbundled network element on both a local loop and interoffice transport basis. It is possible that the availability of dark fiber from ILECs as an unbundled network element could affect the demand for our services. This availability of dark fiber from ILECs as an unbundled network element could be in addition to other sources of dark fiber already available in the market and ILEC current offerings of dark fiber.

          Petitions for reconsideration and appeals of these new FCC rules have been filed. Further, pursuant to a December 12, 2001 notice of proposed rulemaking, the FCC opened a proceeding to examine the framework under which incumbent local exchange carriers must make UNEs available to competing carriers. This latest notice of proposed rulemaking consolidated into one proceeding many ongoing issues relating to access to local switching. Thus, while the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of those matters;

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

     - RECIPROCAL COMPENSATION. All ILECs and CLECs must complete local calls originated by other LECs under reciprocal compensation arrangements. That is, the LEC terminating a local call is entitled to payment from the LEC originating a call. Charges assessed by the ILECs for terminating calls originated on a CLEC's network must be based on a reasonable approximation of additional cost or through mutual exchange of traffic without explicit payment. Regulation of reciprocal compensation, and inter-carrier compensation generally, is in a state of considerable flux. A number of proceedings are, or soon could be, pending before the FCC. In particular, on April 27, 2001, the FCC initiated a rulemaking to consider moving to a unified pricing regime for all intercarrier payments. As a result of this proceeding, the FCC could reduce, or even eliminate, inter-carrier payments for the exchange of local traffic. Also on April 27, 2001, the FCC revised the compensation structure for ISP-bound traffic by establishing a declining interim cap on intercarrier compensation rates for ISP-bound traffic and imposing a cap on total ISP-bound minutes for which a local exchange carrier may receive such compensation. Failing adoption of any alternative intercarrier compensation rules, after 3 years, carriers will cease paying any compensation for termination of ISP-bound traffic on another carrier's network. The interim compensation structure applies as carriers renegotiate expiring interconnection agreements and does not alter existing contractual obligations, except to the extent that the contract includes a change-of-law provision. Further, the rate cap compensation structure applies only if the incumbent local exchange carrier offers to exchange all traffic subject to reciprocal compensation at the same rate. If the incumbent carrier chooses not to offer to exchange all such traffic at the same capped rates as the ISP-bound traffic, then the incumbent carrier must exchange ISP-bound traffic at the state-approved or state-arbitrated reciprocal compensation rates in their contracts. This order has been appealed to the D.C. Circuit;

     - DIALING PARITY. Requires all ILECs and CLECs to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing with no unreasonable dialing delays. They must also provide dialing parity for interLATA services and for intraLATA toll services; and

     - ACCESS TO RIGHTS OF WAY. Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and rights of way at reasonable and nondiscriminatory rates, terms and conditions. In a decision issued January 2002, the U.S. Supreme Court confirmed that the FCC's authority to regulate access, including the rates that may be charged, to local exchange carrier facilities extends to dual-use cable television and Internet attachments by a cable provider as well as to equipment attached by wireless telecommunications providers.

OTHER FEDERAL COMMUNICATIONS REQUIREMENTS

     UNBUNDLED NETWORK ELEMENT PRICING. The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. Among other rules, the FCC has established a list of network elements, comprising most of the significant facilities, features, functionalities or capabilities of the network that the incumbent local exchange carriers must unbundle. It is possible for competitors to provide competitive local exchange service using only these unbundled network elements. In addition, the FCC mandated a particular forward-looking pricing methodology for these network elements that produces relatively low element prices that are favorable to competitors.

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

     Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific forward-looking pricing methodology mandated by the FCC and remanded the case to the Eighth Circuit for further consideration. Some incumbent local exchange carriers argued that this pricing methodology does not allow adequate compensation for the provision of unbundled network elements. The Eighth Circuit found aspects of the FCC's pricing methodology invalid. The Supreme Court granted certiorari to hear this pricing issue, including arguments on the merits of the FCC's forward-looking pricing methodology. If the Supreme Court fails to affirm the FCC's pricing methodology, which is favorable to competitors such as us because it is based on forward-looking costs, then unbundled network element prices, including prices for unbundled network element combinations, may rise. Such increases could have a materially adverse effect on our business.

     FILING REQUIREMENTS. CLECs are also subject to other FCC filing requirements. Compliance with these obligations, individually and in the aggregate, may cause us to incur substantial expenses. There can be no assurance that these expenses will not have a material adverse effect upon our results of operations and financial condition and our ability to meet our obligations under the notes.

     COLOCATION AND LINE SHARING. The FCC has adopted new rules designed to make it easier and less expensive for CLECs to obtain colocation at incumbent local exchange carrier central offices by, among other things, restricting the ILECs' ability to prevent certain types of equipment from being colocated and requiring ILECs to offer alternative colocation arrangements to CLECs. On March 17, 2000, the D.C. Circuit vacated those portions of the FCC's expanded colocation rules that permitted CLECs to colocate equipment that contained functions in addition to those necessary for interconnection or access to unbundled network elements. The Court, while upholding the FCC's authority to require cageless colocation, also rejected the FCC's effort to leave the choice of space within the central office to the CLEC. The Court vacated the FCC's rules in part and remanded to the FCC the issue of what equipment is necessary for interconnection or access to unbundled elements. In response, the FCC issued an Order and Notice of Proposed Rulemaking on August 10, 2000. The FCC strengthened the colocation rules by requiring ILECs to provide physical colocation space within ninety calendar days of any CLEC colocation request, including requests for cageless colocation, and to allow CLECs to construct "adjacent structures" on land owned or controlled by an ILEC if central office space is exhausted. The FCC also requested comments on colocation requirements at ILEC remote terminals and on the need to revise the local competition rules in light of the deployment of new network architecture by ILECs. In August 2001, the FCC issued an additional order in accordance with the D.C. Circuit's interpretation of when colocation is required and clarified that competing carriers must be able to obtain access that is non-discriminatory and interconnection "equal in quality" to what the incumbent local exchange carrier provides itself and others. The FCC also limited the requirement on incumbent carriers to allow colocation of multi-functional equipment to include only such equipment for which the primary purpose is to obtain non-discriminatory access to network or interconnection equal in quality to what the incumbent carrier provides itself or others. Further, the FCC determined that incumbent local exchange carriers must allow other carriers to collocate certain equipment having switching and routing capability.

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

     JURISDICTIONAL NATURE OF INTERNET TRAFFIC. The FCC has determined that both continuous access and dial-up calls from a customer to an Internet service provider are jurisdictionally interstate, not local, calls, and, therefore, are subject to the FCC's jurisdiction. The FCC has initiated a proceeding to determine the effect that this regulatory classification will have on the obligation of local exchange carriers to pay reciprocal compensation for dial-up calls to Internet service providers that originate on one local exchange carrier network and terminate on another local exchange carrier network. The vast majority of states to consider this issue have held that local exchange carriers need to pay reciprocal compensation for calls terminating at Internet service providers. On April 27, 2001, the FCC concluded that ISP-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Communications Act of 1934, as amended, because it constitutes interstate information access, which is subject to the pre-Act equal access requirements, a decision currently being reviewed by the D.C. Circuit. See "--Local Exchange Carrier Regulation--Interconnection--Reciprocal Compensation" above. We cannot predict the eventual outcome of this proceeding or its effect on our business.

REGULATION OF INTERNET ACCESS

     The FCC has recently begun a series of proceedings that explore the regulatory status of high-speed access to the Internet. Currently, the FCC's regulation of Internet access differs depending on what type of provider, such as a LEC or cable, satellite, wireless or other provider, offers the service. If these regulatory regimes are harmonized, as the FCC has proposed to do, we could be subject to additional regulation, or regulation of our ILEC competitors could be reduced.

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

LOCAL REGULATION

     In addition to federal and state laws, local governments exercise legal authority that may affect our business. For example, some local governments retain the ability to license public ROW, subject, however, to the federal limitation that local authorities may not prohibit entities from entering the telecommunications market. Compliance with local requirements may delay and increase the costs of our use of public rights of way. Accordingly, these requirements could impose substantial burdens on us.

Our communications and information services business will be subject to varying degrees of federal, state, local and international regulation.

ENVIRONMENTAL MATTERS

     We are subject to federal, state and local laws and regulations relating to the environmental aspects of our business. Our management believes that our operations are in substantial compliance with existing environmental legal requirements. We have been required to hire additional environmental inspectors to assist us in constructing our network across federally owned land. The additional inspectors and cost will help us ensure we do not disturb or damage environmental elements on such lands. However, we do anticipate the additional inspectors for federally owned land to increase the costs of our planned construction. Our management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on our financial and competitive position.

EMPLOYEES

     As of December 31, 2001, we had 240 full-time employees. On February 28, 2002 we announced a reduction in workforce of 181 employees, representing approximately 75% of our nationwide employees. After the reduction, and after the employees complete their employment through various WARN notice and other transition periods, we will have 55 employees. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Reorganization" within Item 7 of this Report.

     None of our employees are represented by a collective bargaining agreement. We believe that our relations with our employees are good. See "Management -- Employment and Similar Agreements" in Item 11 of this Report.

                       DESCRIPTION OF MATERIAL AGREEMENTS

AT&T NETWORK DEVELOPMENT AGREEMENT

GENERAL

     On October 29, 1999, our wholly-owned subsidiary, PF.Net Corp., entered into the original AT&T network development agreement for the construction of approximately 4,900 miles of fiber-optic network that would be financed jointly by us and AT&T. On May 5, 2000, December 9, 2000, July 27, 2001, October 22, 2001, and December 5, 2001 PF.Net Corp. and AT&T amended the network development agreement to increase the fiber-optic network by 2,200 miles to 6,100 miles and modify the completion date on certain links. The AT&T network will, with limited exceptions, include six separate fiber conduits, of which we will own three and AT&T will own three. We currently expect to place between 192 to 288 fibers in one of AT&T's conduits. Of those fibers, one-half will be owned by AT&T and one-half will be owned by us. Based on our current estimates of actual route mileage, we expect the AT&T routes to comprise approximately 6,100 of the 6,400-mile constructed portion of our network.

THE AT&T ROUTES

     The AT&T routes will be constructed in 22 separate "links" described below:

                                                          PRIMARY CITIES
                                     --------------------------------------------------------
         LINK          MILEAGE       TERMINATION A                   TERMINATION B
1..................        517       Arlington, VA                   Greensboro, NC
1A.................         27       Pine Springs, VA (Reroute)      Calverton VA (Reroute)
2..................        390       Atlanta, GA                     Jacksonville, FL
3..................        172       Jacksonville, FL                Orlando, FL
4A.................        115       Windermere, FL                  Fort Pierce, FL
4B(2)..............        136       Fort Pierce, FL                 Miami, FL
6(2)...............        163       Ellisville, FL                  Orlando, FL
7..................        563       Ellisville, FL                  New Orleans, LA
7A.................         75       Ellisville, FL                  Jacksonville, FL
8..................        415       New Orleans, LA                 Houston, TX
9..................        240       Houston, TX                     San Antonio, TX
10.................        105       San Antonio, TX                 Austin, TX
11.................        230       Austin, TX                      Ft. Worth, TX
12.................      1,129       Ft. Worth, TX                   Phoenix, AZ
13.................        208       Phoenix, AZ                     Blythe, CA
13A................        250       Blythe, CA                      San Diego, CA
14.................        147       San Diego, CA                   Los Angeles, CA
19.................        265       Tulsa, OK                       Kansas City, MO
20.................        283       Kansas City, MO                 St. Louis, MO
37(2)..............        492       Greensboro, NC                  Atlanta, GA
38.................        200       Arlington, VA                   Philadelphia, PA
39.................        138       Philadelphia, PA                Newark, NJ
                         -----

Total..............      6,260(1)
                         -----

(1) For purposes of our plan, we have determined the route miles to total approximately 6,100, given slight changes of mileage forecasted on a route-by-route basis. As the contract has a plus/minus 3% variance tolerance built into it, this adjustment falls within the agreed-upon tolerance limit. These route miles may be adjusted slightly on an ongoing basis.

(2) On 293 route miles of these links, we are installing fiber through an existing AT&T conduit. Therefore, on these route miles we will not own three empty conduits.

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

     AT&T rights of way will at all times be owned by AT&T. AT&T will make AT&T rights of way available to us at no cost through a nonexclusive license. We believe that approximately 40% of the 6,400-mile constructed portion of our network will be built on AT&T rights of way.

     Public rights of way will be obtained by us in the form required by the relevant public agency. In most cases, we will obtain public rights of way in the names of both us and AT&T. We will pay all costs incurred in connection with the acquisition of public rights of way. We believe that approximately 60% of the 6,400-mile constructed portion of our network will be built on public rights of way.

     Each party supplying rights of way is required to obtain such rights of way in perpetuity, except that if a party cannot obtain rights of way in perpetuity, then the rights of way must have a term of, or be renewable for, a minimum of 40 years.

CONSTRUCTING AND FINANCING THE NETWORK

     The AT&T network development agreement provides that we (together with our construction subcontractors) will construct the 6,100 miles covered by the agreement, for which AT&T will pay us a fixed fee of approximately $285 million. The only construction activity that AT&T will perform will be splicing the fibers along the network. With respect to each link, AT&T will pay us 80% during the construction period on a monthly basis, based on the number of route miles on which we have completed construction, and the remainder after certain testing procedures have been completed and time periods have elapsed.

     We will be responsible for all construction costs in excess of the fixed fee that we will charge AT&T. Until each link is completed and accepted by AT&T, we bear the risk of loss and damage to any materials provided in constructing that link.

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

     -    PF.Net Corp. must deliver periodic financial reports to AT&T ;

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

     - PF Telecom and Koch Telecom Ventures are restricted in their ability to transfer shares of Velocita Corp. common stock; and

     PF.Net Corp. is also subject to the following financial covenants:

     - a cross-acceleration provision with respect to the covenant in the credit agreement relating to minimum amounts of proceeds from sales, lease or other dispositions of dark fiber strands or unused conduit sales, and fiber swaps;

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

     We were in breach of the covenant in the credit agreement relating to minimum amounts of dark fiber and conduit proceeds. Should our lenders under the credit agreement accelerate indebtedness based on such breach, we would be in breach of the AT&T network development agreement. In addition, we likely will not be able to deliver the certification regarding liquidity described above on the July 1, 2002 due date unless we obtain an amendment to our credit agreement and/or access substantial additional funds. See "-Events of Default" and "-Term and Termination" for a description of the possible effects of such events.

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

TERM AND TERMINATION

     Except as follows, the AT&T network development agreement will terminate on the expiration of the useful life of the last link, which will not be less than 40 years. Either party may terminate the AT&T network development agreement in whole or with respect to any affected link in the event of a material default by the other that is not cured within the time periods described above under "--Events of Default." If either party so terminates the AT&T network development agreement, AT&T is required (subject to any right of setoff it may have) to pay for work performed, plus costs up to three percent of the contract price of any terminated link. Notwithstanding the termination of the AT&T network development agreement or any link:

     - if AT&T terminates after a PF.Net Corp. default, and PF.Net Corp. has completed a minimum of 10% of the conduit construction between two adjacent AT&T POPs, then AT&T has the option to work with us to complete that route section;

     - no termination will affect the rights of each party to rights of way with respect to any completed portion of a link;

     - the non-defaulting party will continue to have the right to use rights of way provided by the defaulting party to complete and operate its fiber-optic system; and

     - if PF.Net Corp. has completed 80% of the conduit construction on any link, regardless of whether we are the defaulting party, we will continue to have the right to use all rights of way as provided under the AT&T network development agreement to complete the link.

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

MAINTENANCE

     AT&T will provide us with all maintenance services with respect to all of the 6,100 miles of our network that we are building jointly with AT&T. AT&T will charge us an annual fee of $500 per route-mile for routine maintenance, plus actual costs up to $1,000 per hour for any emergency maintenance. Each party is required to enter into a maintenance agreement with any fiber or conduit purchaser. Half of the maintenance proceeds from these third-party maintenance agreements, regardless of whether the agreement is with AT&T or us, will be used to offset our maintenance fees to AT&T. Maintenance fees are subject to adjustment every two years, based on adjustments to the consumer price index for the previous two years.

AT&T RESALE AGREEMENT

     On December 21, 1999 (as amended in February 2002), PF.Net Network Services Corp. ("Network Services"), our indirect, wholly-owned subsidiary, entered into an agreement with AT&T Corp., in which Network Services agreed to buy private line, echo cancellation, local channel, satellite and frame relay services from AT&T for resale to Network Services' customers for a term of 72 months. The agreement includes various charges, including termination charges for some services of up to $40,000 or more and guaranteed minimum revenue to AT&T for services of $500,000 per month after the first year for private line and satellite services and by specified formulas for other services and $26.0 million in total during the six year term of the agreement. AT&T has the right to increase the rates. Network Services is responsible for paying all local, state and federal taxes and for communicating with its end users and ensuring that any intermediate resellers comply with this agreement and all federal and state regulations. In addition, AT&T may discontinue services pursuant to this agreement without further liability should Network Services engage in certain prohibited activities or other misconduct or negligence related to the service or network.

     If either party breaches any material term of this agreement and that breach is not cured within 60 days, the other party may terminate the agreement. If Network Services breaches its payment obligations and fails to make payment within five days after written notice of default, AT&T may terminate the agreement. Either party may terminate the agreement immediately by written notice if the other party suffers certain insolvency events. We may, in the near future, exit the customer resale business, particularly if we file for protection under Chapter 11 of the U.S. bankruptcy code. If we exit this customer resale business we will need to restructure the terms of this agreement.

TOUCH AMERICA RECIPROCAL IRU LEASE AND EXCHANGE OPTION AGREEMENT

     On February 25, 2000, our indirect wholly-owned subsidiary, PF.Net Construction Corp., entered into an agreement with Touch America, Inc., providing for the reciprocal leasing of IRUs of conduit and fiber along both parties' fiber-optic cable network systems with a mutually exercisable option to extend the term of the leases. The agreement describes each party as the constructing party with respect to its own system and the non-constructing party with respect to the other party's system. The initial term of the leases will run for 20 years from the date that both parties have completed their constructed networks and accepted each other's leased fiber and conduit, except that on the Touch America Dallas-to-Denver and Chicago-to-Detroit links that term will be 18 years. We and Touch America may extend the term of the initial IRU leases to 38 years by exercising an exchange option. This option is exercisable for a 120-day period starting 20 months after the completion of the swap.

     The agreement contemplates that there will be a difference in the total number of fiber miles and conduit miles contributed by each party; therefore, Touch America will also provide us with approximately $48.5 million (subject to adjustment), payable in monthly installments. Touch America has made $17.1 million of such payments through December 31, 2001, and we have recorded a receivable in the amount of $11.8 million for payments due from them as of March 31, 2002. We expected to complete the swap transaction before December 31, 2001. However, Velocita and Touch America experienced force majeure construction delays on certain routes to be swapped. We expect to complete the swap with Touch America upon completion of construction by both parties, currently anticipated for the first quarter of 2003. The agreement provides for interim lease arrangements with Touch America for completed routes prior to both party construction completion. At the conclusion of this transaction, there will be a one-time "true-up" payment as compensation for any differences in the estimated actual miles swapped of fiber and conduit.

     Touch America will provide us with fiber and, in some cases, a conduit, along the segments set forth in the following table. We will receive a total of approximately 51,000 fiber miles, generally consisting of 12 fibers on each segment, and approximately 3,000 miles of one empty conduit.

          ROUTE                                                 ROUTE MILES
          -----                                                 -----------
          Chicago - Denver....................................        1,050
          Denver  - Salt Lake City............................          621
          Salt Lake City - Sacramento.........................          795
          Chicago - Minneapolis...............................          495
          Chicago - Detroit...................................          380
          Denver - Dallas.....................................        1,075
                                                                      -----
          Total Miles.........................................        4,416(1)
                                                                      -----

          ----------
          (1) For purposes of our plan, we have determined the route miles to total approximately 4,500, given slight changes of mileage forecasted on a route by route basis. These route miles may be adjusted slightly on an ongoing basis.

     We will provide fiber and, in some cases, a conduit, to Touch America along the segments set forth in the following table. We will provide a total of approximately 71,000 fiber miles, generally consisting of 12 fibers on each segment, and approximately 3,500 miles of one empty conduit.

          ROUTE                                                 ROUTE MILES
          -----                                                 -----------
          Los Angeles - San Diego.............................          147
          San Diego - Phoenix.................................          458
          Phoenix - Fort Worth................................        1,129
          Fort Worth - Austin.................................          232
          Austin - San Antonio................................          105
          San Antonio -Houston................................          240
          Houston - New Orleans...............................          415
          New Orleans - Jacksonville..........................          638
          Jacksonville - Orlando..............................          172
          Jacksonville - Atlanta..............................          390
          Atlanta - Greensboro................................          372
          Greensboro - Arlington..............................          517
          Arlington - New York................................          249
          Fort Worth - Tulsa..................................          287
          Tulsa - Kansas City.................................          265
          Kansas City - St. Louis.............................          283
                                                                      -----
          Total Miles.........................................        5,899(1)
                                                                      -----

          ----------
          (1) For purposes of our plan, we have determined the route miles to total approximately 5,900, given slight changes of mileage forecasted on a route by route basis. These route miles may be adjusted slightly on an ongoing basis.

     Under the Touch America agreement, all routes are required to be delivered concurrently when all construction is completed on both parties' routes. Both parties have experienced force majeure construction delays on certain routes to be swapped.

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

CONSTRUCTION

     The agreement provides that each party's network will be completed and tested by December 31, 2001. Both parties agreed to use commercially reasonable efforts to complete all construction and testing by this date. If a constructing party fails to complete construction and testing by December 31, 2001, unless otherwise excused by the agreement, it will pay a penalty of $75,000 per month for each link that is late until construction and fiber testing is completed. This will be the exclusive remedy of the non-constructing party until June 30, 2002. After that date, the non-constructing party may assume the uncompleted construction. In such a case, the constructing party must cooperate fully with the non-constructing party to transfer to the non-constructing party that part of construction being undertaken. Both parties experienced construction delays, and each has claimed such delays are the result of force majeure, which allows each to avoid a default for such delays under the agreement.

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

AT&T FIBER PURCHASE AGREEMENT

     On December 9, 2000, our wholly-owned subsidiary, PF.Net Corp., entered into an agreement with AT&T Corp. (amended and restated in July 2001 and amended in December 2001) to purchase fibers from AT&T (or rights to use such fibers on certain routes) on approximately 8,850 route-miles. Such agreement also provides for colocation at AT&T points of presence and optical amplifier huts along the routes, maintenance of the network and certain other services, and an option for PF.Net to install, at our incremental cost of installation, additional fibers to triple our fiber count along roughly 90% of the same route-miles in the event AT&T chooses to install additional fibers on such routes. The agreement provides that the total cost for this acquisition will be approximately $106 million payable as we acquire fiber along these routes. (See "Our Network-General-Dark Fiber Acquisition" for link mileage and scheduled completion dates.) In 2001, PF.Net Corp. made $21.2 million in payments related to this agreement. If AT&T fails to complete any link within 90 days after the scheduled completion date, it must pay PF.Net Corp. liquidated damages of $75,000 per month, subject to a cap of 5% of the value of the link. If AT&T fails to perform its obligations under the AT&T fiber-optic acquisition agreement after written notice and applicable cure periods, PF.Net Corp. may terminate the AT&T fiber-optic acquisition agreement. The agreement provides that if PF.Net Corp. fails to make payments to AT&T within 30 days of the date due or experiences certain insolvency events, AT&T may terminate the fiber-optic acquisition agreement. AT&T may also terminate the agreement for PF.Net Corp.'s failure to perform its other obligations under the agreement after written notice and the lapsing of applicable cure periods.

     We will need to restructure this agreement to implement our new business plan which assumes that we will only be purchasing approximately 2,400 of the miles subject to this agreement. We cannot assure you that we will be able to complete such restructuring on terms satisfactory to us. If market conditions and our liquidity improve and we decide to expand our network, we would likely seek to acquire some or all of the additional miles subject to this agreement. However, if our scaled-back network has resulted in a restructuring or violation of this agreement, we cannot assure you that these additional miles will still be available to us.

CISCO SUPPLY AGREEMENT

     On April 12, 2001, PF.Net Corp., a wholly-owned subsidiary of Velocita Corp., entered into the Supply Agreement with Cisco, pursuant to which Cisco will supply optronics and data internetworking equipment for our network. All of the provisions of this agreement became effective on May 24, 2001. Under the Supply Agreement, we also entered into a "take-or-pay" obligation with Cisco through May 2003 with respect to $225 million of equipment and services. We do not expect our scaled-back network to require $225.0 million of such equipment and services. See "Description of Material Agreements--Cisco Supply Agreement."

     In early 2002, we initiated a success-based lighting plan and we have lit 2,400 miles of our network. We do not expect to light any more miles unless marketing opportunities arise on specific routes. As of March 31, 2002, we have purchased from Cisco approximately $63.0 million in equipment and services. It is currently unclear if and when we will purchase additional equipment and services from Cisco under the Supply Agreement. Pursuant to the terms of the Supply Agreement, if we do not purchase $225.0 million of equipment and services from Cisco by May 2003, Cisco has the right invoice us for payment in an amount equal to the difference between $225.0 million and the amount of equipment and services we purchased or ordered from Cisco.

STOCKHOLDERS AGREEMENT

     Each holder of our outstanding shares of common stock and senior preferred stock, as well as certain holders of warrants to purchase shares of common stock, are parties to a stockholders agreement by among these stockholders and us. This stockholders agreement was amended and restated as of May 24, 2001, in connection with the consummation of the Cisco financing transactions.

     The stockholders agreement contains transfer restrictions that limit the ability of our stockholders to transfer our securities. Until the earlier of (a) October 29, 2001 and (b) the date on which our equity is actively publicly traded, or 180 days after that date in the case of First Union, no stockholder shall transfer any interests in our securities, subject to certain exceptions. All transferees of our securities will be required to acknowledge in writing that their securities are subject to the provisions of the stockholders agreement.

     The stockholders agreement requires that each of the parties thereto vote all of its securities to cause to be elected to our board of directors (1) up to two designees of Odyssey Investment Partners; (2) up to three designees of PF Telecom Holdings LLC; (3) up to three designees of Koch Telecom Ventures; (4) up to two designees of Cisco Systems; (5) up to one designee of UBS Capital II LLC and (6) our chief executive officer. Messrs. Mirza and Kwait are the Odyssey designees. Messrs. Aziz, Warta and Irwin are the PF Telecom designees. Messrs. Cesarek and Pittenger are the Koch Telecom designees. Mr. Moore is the designee of UBS Capital. Although Cisco continues to have the right to designate up to two individuals to our board of directors, currently there are no Cisco designees on our board of directors.

     The right of each of Odyssey, PF Telecom and Koch Telecom Ventures to designate members of our board of directors will be reduced by one, if any of them and their respective affiliates own less than 50% of their initial holdings (as determined therein) of our securities and the right will terminate if any them and their respective affiliates own less than 25% of their initial holdings. UBS Capital's right to designate one member of our board of directors will terminate if UBS Capital and its affiliates own less than 50% of its initial holdings of our securities. Upon termination of UBS Capital's right to designate a board member, each of PF Telecom and Koch Telecom Ventures will have the number of directors they have a right to designate reduced by one. The number of directors Cisco has a right to designate will be reduced by one if Cisco's holdings together with the holdings of its permitted transferees fall below $100.0 million of initial liquidation preference in series B preferred stock. If Cisco's holdings fall below $40.0 million of initial liquidation preference in series B preferred stock, or if it transfers its holdings to more than five non-affiliated transferees, Cisco will not be entitled to designate any individual to the Board of Directors.

     The stockholders agreement contains protection provisions, whereby we will be required to obtain the consent of three of the four groups of directors designated by Odyssey, PF Telecom, Cisco and Koch Telecom Ventures, respectively, to consummate the following transactions:

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

     - the entering into or amendment of any partnership or joint venture arrangement or making any other debt or equity investment in any other entity or forming any new subsidiary or affiliate involving an investment;

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

     Due to the fact that currently there are no Cisco designees on our board of directors, we will only be required to obtain the consent of two of the three groups of directors designated by Odyssey, PF Telecom and Koch Telecom Ventures to consummate any of the transactions set forth above.

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

     - entry into or amendment of any partnership or joint venture arrangement or the making of any other debt or equity investment in any other entity or forming any new subsidiary or affiliate involving an investment, performance of services or delivery of goods or materials of an amount or value in excess of $5.0 million and less than or equal to $10.0 million;

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

     In addition, the stockholders agreement grants:

     - a right of first offer to Odyssey, PF Telecom, Koch Telecom Ventures, UBS Capital and any other Odyssey and Cisco co-investors and each of their respective affiliates on certain proposed transfers of our securities by any stockholder (other than Cisco);

     - tag-along rights to each stockholder (other than Cisco) on certain transfers of our securities by any stockholder, other than First Union and Cisco;

     - Odyssey, Koch Telecom Ventures, Cisco, PF Telecom and the Company the right to drag-along all of our stockholders if there is a sale of our company;

     - each of Odyssey, PF Telecom, Cisco and Koch Telecom Ventures, the right, after 180 days from the effective date of our initial public offering, to make two demands to us to register their securities, or one demand in the case of UBS Capital;

     - certain stockholders piggy-back registration rights after our initial public offering;

     - preemptive rights to Odyssey, PF Telecom, Koch Telecom Ventures, UBS Capital, Cisco and any other Odyssey and Cisco co-investors and each of their respective affiliates on any proposed issuances by us of capital stock to our affiliates; and

     -    either (1) Odyssey the right, at any time after October 29, 2004 or
          (2) any two of the following stockholders, Koch Telecom Ventures, PF Telecom and Cisco, the right, at any time after October 29, 2005, and in each case, prior to the date that our equity is actively publicly traded, to initiate a sale of our company, provided that the stockholders initiating the sale give notice of it to Odyssey, Koch Telecom Ventures, Cisco and PF Telecom, as applicable, of it and allow them to make an offer to purchase our company, subject to the terms and conditions listed in the stockholders agreement.

FIRST UNION CREDIT AGREEMENT

     On May 24, 2001, our wholly-owned subsidiary, PF.Net Corp., amended its credit agreement with First Union National Bank, as administrative agent, to provide for an additional $297.4 million in vendor financing to be provided by Cisco Systems Capital Corporation in the amount of $285.0 million and by Koch Telecom Ventures, Inc. in the amount of $12.4 million. Concurrently, Koch Telecom Ventures received $12.4 million under the terms of the subordinated note dated October 29, 1999. See "Certain Relationships and Related Transactions -- Other Related Party Transactions" in Item 13 of this Report. The amendment to the credit agreement resulted in total borrowing capacity of $647.4 million. Borrowings from Cisco Capital under the First Union credit agreement will be used primarily to purchase equipment and services under the supply agreement we have entered into with Cisco described above.

     As amended, the First Union credit agreement provides for term loans under a Tranche A facility and a revolving facility. The Tranche A facility provides for borrowings of up to approximately $497.4 million, and the revolving facility provides for borrowings of up to $150 million. The Tranche A facility is comprised of three subfacilities (i) $160 million available for the purchase of vendor products and services used in the construction of the network, (ii) $40 million available to finance general capital expenditures and operating expenses associated with development of our network, as defined, and (iii) approximately $297 million available for the purchase of vendor products and services used in the construction of the network, $225 million of which are initially available for the purchase of Cisco equipment and services. The revolving facility provides for borrowings for general capital expenditures and operating expenses associated with the development of the network and working capital needs.

     Borrowings under the credit agreement bear interest, at PF.Net Corp.'s option, at the following rates per annum: (i) LIBOR (1.98% annual rate as of December 31, 2001) plus an applicable margin ranging between 3.50% to 4.75% per annum based on PF.Net Corp.'s consolidated leverage ratio or (ii) a base rate, which is equal to the greater of (a) the current prime rate of First Union, or
(b) the current U.S. federal funds rate plus 0.5% per annum, plus an applicable margin, ranging from 2.25% to 3.50% per annum based on the status of PF.Net Corp.'s consolidated leverage ratio. Indebtedness under the First Union credit agreement matures on December 31, 2006.

     The First Union credit agreement is subject to certain restrictive covenants including minimum route-mile completion in accordance with PF.Net Corp.'s network development agreement with AT&T, minimum operating results before interest, taxes, depreciation and amortization and certain debt to equity ratios. The credit agreement is secured by substantially all of the assets of PF.Net Corp. and its subsidiaries.

     As of December 31, 2001, we had a total of approximately $277.0 million (net of $3.8 million of outstanding letters of credit) available under the credit agreement, assuming we meet certain spending requirements with respect to our network and the equipment purchased from Cisco for use on our network. However, we do not expect that we will be able to borrow additional funds under our credit agreement unless we are able to amend that agreement. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report.

     As of March 31, 2002, we were not in compliance with certain financial covenants under our credit agreement. On March 28, 2002, we obtained the Waiver from our banking group through April 15, 2002, and on April 15, 2002 this Waiver was extended through April 30, 2002. Because of these financial covenant breaches, significant financial pressures facing us and the telecommunications industry, and the need for additional capital to complete our network build, we are considering various financial and strategic alternatives. These alternatives include restructuring our debt, the sale to one or more strategic investors, the sale or other disposition of substantially all of our business or assets, and filing for protection under Chapter 11 of the United States Bankruptcy Code. Pending a final determination regarding our financial and strategic alternatives, it is likely that we will elect to cease paying interest on our outstanding senior notes. Additionally, we have scaled back our business plan because of our financial situation and industry conditions.

     The Waiver requires us to comply with other covenants in the credit agreement and to forego further borrowing under the revolving credit portion of our credit agreement. In addition, during the waiver period, PF.Net Corp., our wholly-owned subsidiary, is prohibited from making any restricted payments (as defined under our credit agreement), other than restricted payments to Velocita Corp. to be used to fund operating and administrative expenses. This restriction, if it were to apply on an interest payment date for purposes of our senior notes, would prohibit PF.Net Corp. from making cash payments to Velocita Corp. necessary for us to pay interest on the senior notes. During the waiver period, we are continuing discussions with our bank lenders regarding modification of the terms of our credit agreement. If we do not obtain an amendment, or an additional waiver, to our credit agreement, we will be in default of our credit agreement and our lenders could elect to accelerate and make all of the outstanding indebtedness under the credit agreement due and payable immediately. As a result of these defaults, all of the obligations under the credit agreement have been reclassified as current liabilities. As of April 15, 2002, we had approximately $380 million of indebtedness (including outstanding letters of credit) outstanding under the credit agreement. In the event of an acceleration, we would be unable to repay that indebtedness and, unless we cure the defaults, the credit agreement lenders could seek a judgment and attempt to seize our assets to satisfy the debt to them. Accordingly, we may be required to file for protection under Chapter 11 of the United States Bankruptcy Code. We are unable to predict if we will be able to obtain the necessary modifications of our credit agreement from our banks.

                                GLOSSARY OF TERMS

access.........................   Telecommunications service that permits long distance
                                  carriers to use local exchange facilities to originate
                                  and/or terminate long distance service.

access charges.................   The fees paid by long distance carriers to LECs for
                                  originating and terminating long distance calls on the LEC's local networks.

Asynchronous Transfer Mode
     (ATM).....................   A cell-based connection-oriented technology that provides a protocol for transmitting multiple traffic types over
                                  high-speed networks.

backbone ......................   A centralized high-speed network that interconnects smaller, independent networks.  It is the through-portion of a
                                  transmission network, as opposed to spurs that branch off
                                  the through-portions.

band ..........................   A range of frequencies between two defined limits.

bandwidth .....................   The relative range of analog frequencies or digital signals that can be passed through a transmission medium, such as
                                  glass fibers, without distortion.  The greater the
                                  bandwidth, the greater the information carrying capacity.
                                  Bandwidth is measured in hertz (analog) or bits per second
                                  (digital).

bit  ..........................   A binary unit of information that can have either of two
                                  values, 0 or 1.

BGP Communities................   Border Gateway Protocol Communities.  A defined subset of
                                  the global Internet routing table, e.g., Internet routes
                                  from France.

BOC  ..........................   Under the terms of the 1982 consent decree resulting in the break-up of the old AT&T "Bell System," the local exchange activities of AT&T were divested into seven new, regional
                                  holding companies ("RHCs"), and several dozen "Bell"
                                  operating companies within the RHCs.  The Bell operating
                                  companies are referred to herein as the "BOCs."  Today, due to merger activity, there are four RHCs remaining, and the
                                  BOCs are listed by name in the Communications Act.  The Act imposes certain restrictions on the BOCs and their
                                  affiliates, including restrictions on the provision of
                                  service between their LATAs and other areas.  The
                                  "interLATA" restrictions and other aspects of BOC regulation are described in the "Regulation" section of this Report.

broadband......................   An information (voice, data, etc.) transmission facility
                                  providing bandwidth capability, usually greater than 45 Mbps
                                  (T-3).  A broadband transmission facility is generally a
                                  fiber-optic network which, with appropriate optical, data
                                  communications and internetworking equipment, can provide
                                  DWDM, SONET and IP data as well as advanced application
                                  services.

broadband carrier..............   Service provider offering broadband services to both carrier and enterprise customers.

CAP  ..........................   Competitive Access Provider.  A company that provides its
                                  customers with an alternative to the local exchange company for local transport of private line and specific access
                                  telecommunications services.

capacity.......................   The information carrying ability of a telecommunications
                                    facility.

carrier ........................  A provider of communications transmission services by fiber, wire or radio.

carrier's carrier .............   A provider of communications transmission services that
                                  specializes in thewholesale provision of telecommunications bandwidth and services to other carriers and service providers.

CCITT..........................   Consultative Committee on International Telegraphy and
                                   Telephony.

cell ..........................   For ATM, an information packet consisting of 53 bytes, or
                                  octets, of data.  Of these, the first 5 constitute the
                                  header: 48 carry the payload.

central office.................   Telephone company facility where subscribers' lines are
                                  joined to switching equipment for connecting other
                                  subscribers to each other, locally and long distance.

CLEC ..........................   Competitive local exchange carrier.  A company that competes with LECs in the local services market.

colocation.....................   Refers to carriers or customers placing equipment in an
                                  incumbent's POP, op amp or regeneration site.  Generally,
                                  service fees for use of the real estate as well as related services (power, HVAC, etc.) are shared or paid for to allow the customer to operate its own equipment on these sites.
                                  Colocation sites can be owned by the incumbent or be leased from other carriers or real estate companies.

common carrier.................   A government-defined group of private companies offering
                                  telecommunications services or facilities to the general
                                  public on a non-discriminatory basis.

conduit........................   A pipe, usually made of metal, ceramic or plastic, that
                                  protects buried cables.

CWDM ..........................   Coarse Wave Division Multiplexing.  Similar to DWDM but uses a much broader spectrum with significantly lower cost lasers.
                                  The number of wavelengths per fiber ranges from four to eight.

dark fiber ....................   Fiber that lacks the requisite optical transmission
                                  equipment necessary to use the fiber for transmission.

dedicated lines................   Telecommunications lines reserved for use by particular
                                   customers.

dialing parity.................   The ability of a competing local or toll service provider to provide telecommunications services in such a manner that
                                  customers have the ability to route automatically, without the use of any access code, their telecommunications to the service provider of the customers' designation.

DS-3 ..........................   A data communications circuit capable of transmitting data at
                                    45 Mbps.

digital .......................   Describes a method of storing, processing and transmitting information through the use of distinct electronic or
                                  optical pulses that represent the binary digits 0 and 1.
                                  Digital transmission/ switching technologies employ a
                                  sequence of discrete, distinct pulses to represent
                                  information, as opposed to the continuously variable analog signal.  This gives operators significant capacity increases over analog.

DSL  ..........................   A term referring to a variety of new Digital Subscriber Line technologies.  Some of these varieties are asymmetric with different data rates in the downstream and upstream
                                  directions.  Others are symmetric.  Downstream speeds range from 384 kbps, or SDSL, to 1.5-8 Mbps, or ADSL.

DWDM ..........................   Dense Wavelength Division Multiplexing.  High speed version of WDM, which is a means of increasing the capacity of SONET fiber-optic transmission systems through the multiplexing of multiple wavelengths of light.  A technique for transmitting more than one light wave frequency on a single fiber to
                                  increase the information carrying capacity.

enterprise.....................   Usually refers to businesses both public and private, but
                                  can also refer to select government or other institutions.

equal access...................   The basis upon which customers of interexchange carriers are able to obtain access to their Primary Interexchange
                                  Carriers' (PIC) long distance telephone network by dialing
                                  "1", thus eliminating the need to dial additional digits and an authorization code to obtain such access.

facilities based carriers......   Carriers that own and operate their own network and
                                   equipment.

fiber miles ...................   The number of route miles installed along a
                                  telecommunications path multiplied by the number of fibers along the path.  See the definition of "route miles" below.

fiber-optics ..................   Fiber-optic technology involves sending laser light pulses across glass strands in order to transmit digital
                                  information.  Fiber-optic cable is the medium of choice for the telecommunications and cable industries.

frame relay ...................   A high-speed, data-packet switching service used to transmit data between computers.  Frame Relay supports data units of variable lengths at access speeds ranging from 56 kilobits per second to 1.5 megabits per seconds.  This service is
                                  well-suited for connecting local area networks, but is not presently well suited for voice and video applications due to the variable delays which can occur.  Frame Relay was
                                  designed to operate at high speeds on modern fiber-optic
                                  networks.

Gbps ..........................   Gigabits per second.  A transmission rate.  One gigabit equals
                                  1.024 billion bits of information.

ILEC ..........................   Incumbent local exchange carrier.  A company historically
                                  providing local telephone service.  Often refers to one of the Bell Operating Companies (BOCs).  Often referred to as
                                  "LEC" (Local Exchange Carriers).

interconnection................   Interconnection of facilities between or among local
                                  exchange carriers, including potential physical colocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.

interLATA......................   Telecommunications services originating in a LATA and
                                  terminating outside of that LATA.

internet.......................   A global collection of interconnecting computer networks
                                  which use a specific communications protocol.

IntraLATA......................   Telecommunications services originating and terminating in the same LATA.

IP   ..........................   Internet Protocol.  A network protocol that allows computers with different architectures and operating system software to communicate with other computers on the Internet.

IRU  ..........................   Indefeasible right of use.  A long-term lease of approximately
                                  10 or 20 years with option periods thereafter to renew at
                                  lower rates, at the option of the lessee.

ISDN ..........................   Integrated Services Digital Network.  A standardized
                                  all-digital network that integrates voice and data
                                  communications through existing copper wiring.

ISP  ..........................   Internet service provider.  A company that provides businesses and consumers with access to the Internet.

IXC  ..........................   Interexchange carrier.  In the United States, a company
                                  providing interLATA or long distance services between LATAs on an intrastate or interstate basis.

Kbps ..........................   Kilobits per second.  A transmission rate.  One kilobit equals
                                  1,024 bits of information.

LAN  ..........................   Local area network.  A short distance data communications
                                  network (typically within a building or campus) used to link together computers and peripheral devices (such as printers)
                                  under some form of standard control.

LATA ..........................   The approximately 200 geographic areas defined pursuant to the Consent Decree between which the BOCs are prohibited
                                  from providing long distance service until they demonstrate to the FCC and state regulatory agencies that they have
                                  adhered to the Telecommunications Act's Section 271 14-point competitive checklist.

leased line....................   Telecommunications line dedicated to a particular customer along predetermined routes.

LEC  ..........................   Local Exchange Carrier.  A telecommunications company that provides telecommunications services in a geographic area in which calls generally are transmitted without toll charges.
                                  LECs include both ILECs and CLECs.

lit fiber .....................   Fiber activated or equipped with the requisite optical
                                  transmission equipment necessary to use the fiber for
                                  transmission.

local exchange.................   A geographic area determined by the appropriate state
                                  regulatory authority in which calls generally are
                                  transmitted without toll charges to the calling or
                                  called party.

local loop.....................   A circuit that connects an end user to the LEC central
                                  office within a LATA.

Mbps ..........................   Megabits per second.  A transmission rate.  One megabit equals
                                  1.024 million bits of information.

MPLS ..........................   Multi-Protocol Label Switching.  A switching standard for the transmission of data at increased speeds.  The concept is
                                  based on having routers at the edge of a communications
                                  network and switches at the core of the network for the
                                  faster transmission of data communications.

MSA  ..........................   Metropolitan Statistical Area.  Refers to a county or group of adjoining counties that contain at least one urbanized area of 50,000 inhabitants or more.

multiplexing ..................   An electronic or optical process that combines a large
                                  number of lower speed transmission lines into one high speed line by splitting the total available bandwidth into
                                  narrower bands (frequency division), or by allotting a
                                  common channel to several different transmitting devices,
                                  one at a time in sequence (time division).

OC   ..........................   OC is a measure of SONET (Synchronous Optical Network)
                                  transmission optical carrier level, which is equal to the
                                  corresponding number of DS-3s (e.g., OC-3 is equal to 3
                                  DS-3s (DS-3 service has a bit rate of 45 megabits per second and typically transmits 672 simultaneous voice
                                  conversations) and OC-48 is equal to 48 DS-3s).

Op amp/regeneration site.......   Optical amplification equipment placed at specified
                                  intervals along a fiber-optic network to transmit optical
                                  signals using lasers.  Intervals can range, depending on the equipment manufacturer, from 45 to 65 miles.  Regeneration sites include additional optical internetworking equipment required to improve signal transmission quality as a result of signal dispersion in the optical fiber over long
                                  distances.

Optical Carrier (OCx) .........   Fundamental unit of measurement used in SONET hierarchy.  OC indicates an optical carrier signal and x represents
                                  increments of 51.84 Mbps.  OC-1, OC-3, and OC-12 represent optical transmission rates of 51, 155, 622 Mb/s.

optical wave services .........   Services that allow a customer exclusive long-term use of a portion of the transmission capacity of a fiber-optic strand.

packet-switched ...............   A packet is a group of fixed-length binary digits, including the data, call control signals and error control
                                  information.  In a packet-switched network, a transmission channel is occupied only for the duration of the
                                  transmission of the packet.

peering .......................   The commercial practice under which ISPs exchange each
                                  other's traffic without the payment of settlement charges.
                                  Peering occurs in both public and private exchange points.

POP  ..........................   Point-of-presence.  Locations where a carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of the carrier, or locations in customer buildings where a carrier has
                                  installed electronics and/or facilities.

private line...................   A dedicated telecommunications connection between end user locations.

protocol ......................   A formal description of a set of rules and conventions that govern how devices on a network exchange information.  These rules consist of syntax (header structure), semantics
                                  (actions and reactions that are supposed to occur), and
                                  timing (relative ordering and direction of states and
                                  events).

PSTN ..........................   Public Switched Telephone Network.  That portion of a local exchange company's network available to all users generally on a shared basis (i.e., not dedicated to a particular
                                  user).  Traffic along the public switched network is
                                  generally switched at the local exchange company's central offices.

reciprocal compensation........   The compensation of the CLEC for termination of a local call by the ILEC on the CLEC's network, which is the same as the compensation that the CLEC pays the ILEC for termination of local calls on the ILEC's network.

reseller ......................   A carrier that does not own transmission facilities, but
                                  obtains communications services from another carrier on a
                                  wholesale basis for resale to the public.

route miles ...................   The number of miles of the telecommunications path in which fiber-optic cables are installed.

router.........................   Equipment placed between networks that relays data to those networks based upon a destination address contained in the data packets being routed.

ROW............................   Rights of way, licenses and permits (creating a contractual interest and not an interest in land) from third-party landowners and governmental authorities that permit the holder to install conduit and fiber.

SONET..........................   Synchronous Optical Network.  An electronic and network
                                  architecture for variable bandwidth products which enables transmission of voice, data and video (multimedia) at very high speeds.  SONET ring architecture provides for virtually instantaneous restoration of service in the event of a fiber cut by automatically rerouting traffic in the opposite
                                  direction around the ring.

SONET ring ....................   Synchronous Optical Network Technology Ring.  An electronics and network architecture for variable-bandwidth products
                                  which enables transmission of voice, data and video
                                  (multimedia) at very high speeds in the event of a fiber cut by automatically rerouting traffic in the opposite direction around the ring.

Substantially complete date....   Date on which the digging, laying of conduit and pulling of fiber through the conduit have been achieved, in addition to any necessary remediation of terrain disturbed during
                                  construction.

switch ........................   A sophisticated computer that accepts instructions from a
                                  caller in the form of a telephone number.  Like an address on an envelope, the numbers tell the switch where to route the call.  The switch opens or closes circuits or selects
                                  the paths or circuits to be used for transmission of
                                  information.  Switching is a process of interconnecting
                                  circuits to form a transmission path between users.

Synchronous Optical Network
(SONET) .......................   A CCITT standard for synchronous transmission up to
                                  multi-gigabit speeds.

T-1  ..........................   A data communications circuit capable of transmitting data at 1.544 Mbps.

Tbps ..........................   Terabits per second.  A transmission rate.  One terabit equals
                                  1.024 trillion bits of information.

Telecommunications Act ........   Telecommunications Act of 1996, as amended from time to time.

unbundled......................   Services, programs, software and training sold separately
                                  from the hardware.

unbundled access...............   Access to unbundled elements of a telecommunications
                                  services provider's network including network facilities,
                                  equipment, features, functions and capabilities, at any
                                  technically feasible point within such network.

VPN  ..........................   Virtual private network.  Committed (can be dedicated) circuits or capacities made available on segments of or across an entire network for a particular customer's use. This can be made
                                  available on a bulk capacity basis or on an as needed basis.

wavelength.....................   Usually refers to (today) a single OC-192 capacity on a
                                  single fiber, which is usually denoted by a separate color to allow simultaneous transmission of multiple wavelengths on the same fiber at the same time.  The number of
                                  wavelengths and the capacity throughput (OC-192 and above)
                                  will vary over time, depending on the technologies.

web-site.......................   A server connected to the Internet from which Internet users can obtain information.

wireless.......................   A communications system that operates without wires.
                                  Cellular service is an example.

world wide web or web..........   A collection of computer systems supporting a communications protocol that permits multimedia presentation of information over the Internet.

xDSL ..........................   A term referring to a variety of new Digital Subscriber Line technologies.  Some of these new varieties are asymmetric
                                  with different data rates in the downstream and upstream
                                  directions.  Others are symmetric.  Downstream speeds range from 384 Kbps (or "SDSL") to 1.5 to 8 Mbps ("ADSL").

Item 2.   Properties

     Our executive and administrative offices are located in Falls Church, Virginia, where we lease approximately 75,000 square feet under an agreement that expires in August 2011. We also lease approximately 5,000 square feet in Houston, Texas for our construction team under an agreement that expires on December 31, 2002. In addition we maintain an office in Washougal, Washington, where we lease an aggregate of approximately 4,000 square feet under an agreement that expires in June 2004. We also lease approximately 10,000 square feet in Short Hills, New Jersey under an agreement that expires in January 2006. In the ordinary course of our business, we also lease building or warehouse space or, to the extent necessary, have acquired easements to accommodate our regeneration sites and POPs or for storage purposes. Based upon our current operations, we believe that our properties are adequate and suitable for our intended purposes. As a result of our planned reorganization, we will actively pursue sub-leasing opportunities for some of our leased space. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report.

ITEM 3.   LEGAL PROCEEDINGS

     We are a party to various claims involving employee matters. Management believes that the claims are without merit and we intend to vigorously defend against them. Resolution of these matters is not expected to have a material adverse effect on us. From time to time, we may be party to various other legal proceedings arising in the ordinary course of business, including issues related to obtaining rights of way, franchise fees, bankruptcy filings by customers and vendors, default provisions under construction contracts, and mechanics liens against our assets. Management does not believe these legal proceedings, individually or in the aggregate, will have a material adverse effect on us.

     On March 31, 2001, we entered into an agreement with Winstar Wireless, Inc. whereby the Company purchased IRUs in certain wavelengths from Winstar (the "Wavelength IRU"), and certain tenant improvement and space build out of colocation facilities under a Professional Services Agreement ("PSA"). Under the Agreement, we were obligated to pay Winstar a total purchase price of $50 million for the Wavelength IRU and use of the colocation facilities, of which $25 million was due and payable on March 31, 2001. The remaining balance due under the Agreement was due and payable on May 29, 2001. On April 18, 2001, Winstar filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, our payment was not made on May 29, 2001. On July 23, 2001, Winstar filed an Adversary Proceeding seeking turnover of $25 million they believed we owed them under the Wavelength IRU and the PSA. We have moved to dismiss the action for failure to state a claim. In December 2001, Winstar sold substantially all of its assets to a third party and it converted its Chapter 11 case to a Chapter 7 bankruptcy filing. The Adversary Proceeding against us was not sold to the third party and remains with the Winstar estate. The court has not yet ruled on the Adversary claim or our motion to dismiss the action. Management does not believe we are obligated to pay additional amounts and intends to vigorously defend against the claim. In March 2001, we sold Winstar conduits under a 20-year IRU for $25 million in cash and an additional $25 million to be paid in May 2001. On July 25, 2001, Winstar filed a motion in the Bankruptcy court to reject the conduit purchase contract. The court did not rule on the motion and because the buyer of Winstar's assets has a period of time to define assets that it actually purchased from Winstar, it is currently unclear whether the Winstar estate or the third party buyer own the conduit contract. The outcome of this matter is currently uncertain with the bankruptcy court and it is undetermined whether we will complete the sale transaction.

     On January 28, 2002, Global Crossing filed for protection under Chapter
11 of the U.S. Bankruptcy Code. In June 2001, we purchased $33.6 million in prepaid services from Global Crossing, of which we currently have approximately $32.7 million in remaining services to utilize. Additionally, we sold fiber and related colocation and maintenance services to Global Crossing, and we received a $33.6 million prepayment for the fiber and services. We had not yet delivered the fiber or services to Global Crossing at the time of their bankruptcy filing. We cannot determine what impact, if any, the bankruptcy filing will have on Global Crossing's ability to continue to provide services under the capacity agreement or to accept fiber under the fiber sale agreement.

     At the direction of the California Department of Transportation, we entered into a joint build agreement with Level 3 Communications (Level 3) on November 26, 2000 for conduit in Southern California. Under the Agreement, we agreed to pay Level 3 a fixed amount for construction, plus a management fee, and up to 10% in costs overruns without prior notification and consent of such overruns. Based on contractual terms, the maximum amount owed to Level
3, including the 10% overrun, is $4,596,180. In December 2001, Level 3 presented us with an invoice for payment of $21,044,114, which included significant cost overruns. We believe that Level 3 did not provide proper notification of potential cost overruns as required in the Agreement and that we did not consent to pay for overruns. We offered to pay Level 3 $4,596,180 as payment in full for the construction and Level 3 rejected payment claiming we owe $21,044,114. To date, Level 3 has not pursued any legal action. We will vigorously defend against Level 3's claim, and we are evaluating our legal rights under the contract. Delivery of the conduit is dependent on resolution and payment of the contractual amount. As of December 31, 2001, we had recorded a liability of $4,596,180 related to this matter.

     Any adverse outcomes from the bankruptcy courts, or rejection of contracts, related to the Winstar or Global Crossing bankruptcy proceedings, or an adverse outcome in the Level 3 matter, could have a material adverse effect on us.

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

     Our certificate of incorporation authorizes 400,000,000 shares of common stock, par value $0.01 per share, 1,250,000 shares of Series A senior preferred stock, par value $0.01 per share, and 2,000,000 shares of Series B senior preferred stock, par value $0.01 per share.

     As of March 31, 2002, there were issued and outstanding 80,000,000 shares of common stock, 1,250,000 shares of Series A senior preferred stock and 2,000,000 shares of Series B senior preferred stock. We have not issued any other shares of our capital stock.

     Each holder of our outstanding shares of common stock and senior preferred stock, as well as certain holders of warrants to purchase shares of common stock, are parties to a stockholders agreement, amended and restated as of May 24, 2001, by and among these stockholders and us. See "Description of Material Agreements--Stockholders Agreement" in Item 1 of this Report.

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

SENIOR CONVERTIBLE PREFERRED STOCK

     Our senior preferred stock consists of two series of preferred stock, our series A preferred stock and series B preferred stock. The senior preferred stock has certain dividend, liquidation, redemption, change of control and voting rights. The senior preferred stock has an initial liquidation preference of $100 per share or $125.0 million in the aggregate of series A preferred stock and $200.0 million in the aggregate of series B preferred stock. The holders of senior preferred stock are entitled to receive dividends at the rate of 10% per annum compounded quarterly, payable in increases in the liquidation preference of the senior preferred stock. Each share of senior preferred stock is convertible into shares of our common stock at the option of the holder thereof by dividing the sum of the liquidation preference plus accrued dividends by the conversion price then in effect. The initial conversion price of the series A preferred stock was $5.6250 per share and was adjusted to $2.8125 per share as a result of our two-for-one stock split which occurred on April 3, 2000. The initial conversion price of the series B preferred stock was $8.50 per share.

     Each share of senior preferred stock is mandatorily redeemable by us on August 15, 2010, at a price equal to the liquidation preference per share of senior preferred stock plus accrued dividends. Holders of the shares of senior preferred stock are entitled to the number of votes equal to the number of full shares of common stock into which such shares of senior preferred stock are then convertible. The senior preferred stock has the right to vote on all matters voted on by holders of common stock, voting together with the common stock as a single class. The number of shares issued upon exercise of the senior preferred stock and the conversion price are subject to anti-dilution adjustments in some circumstances.

     Upon the occurrence of a change of control, other than a change of control that has been unanimously approved by the board members nominated by the holders of series A preferred stock and the holders of shares of series B preferred stock pursuant to the stockholders agreement, the holders of shares of series A preferred stock or the holders of shares of series B preferred stock, as applicable, will be entitled to require us to repurchase all or any part of such holder's shares at a purchase price in cash equal to 101% of the aggregate liquidation preference plus accrued dividends. A default in the performance of this covenant will entitle a majority of the shares of senior preferred stock, voting as a single class, to elect a majority of our board of directors.

     In addition, the holders of the senior preferred stock can require repurchase at 101% of the aggregate liquidation preference plus accrued dividends in connection with a sale of the Company in certain circumstances.

     In addition, we may not, without the affirmative vote of the holders of a majority of the shares of each series of senior preferred stock:

     (1) alter or amend our amended and restated certificate of incorporation (including the certificates of designations of the senior preferred stock) or bylaws which adversely affects the rights of the holders of the senior preferred stock,

     (2) effect any authorization, issuance or creation of, or increase in the amount of certain securities that are junior to the senior preferred stock (other than our common stock),

     (3) with respect to the series A preferred stock only, effect any authorization, issuance or creation of, or increase in the amount of securities that are on parity with the series A preferred stock,

     (4) effect any authorization, issuance or creation of, or increase in the amount of securities that rank senior to the senior preferred stock or

     (5) effect any amendment to the terms of the warrants granted to AT&T, First Union, Odyssey and its co-investors, Koch Telecom Ventures, Cisco, PF Telecom, the holders of the high-yield Warrants or Heidrick & Struggles that adversely affects the holders of the senior preferred stock.

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

     (3) reduces the conversion rate or the rate of or change of time for payment of dividends on any share of senior preferred stock,

     (4) alters the senior preferred stock's mandatory redemption provisions or redeems, purchases or otherwise acquires for value (or pay into or set aside a sinking fund for such purposes) any share of senior preferred stock other than in accordance with the certificate of designations, or

     (5)  makes any change in the foregoing amendment and waiver provisions.

REGISTRATION RIGHTS AND PREEMPTIVE RIGHTS

     We have granted registration rights and preemptive rights to certain stockholders pursuant to the stockholders agreement. See "Description of Material Agreements--Stockholders Agreement" in Item 1 of this Report. In addition we have granted:

     (1) registration rights and preemptive rights to AT&T Corp. in connection with the issuance of warrants to AT&T Corp., and

     (2) registration rights to the purchasers of units in connection with the private placement of units that was consummated on May 10, 2000.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following financial data as of December 31, 2001, 2000, 1999 and 1998 and for the years ended December 31, 2001, 2000, 1999 and the period from November 30, 1998 (date of inception) through December 31, 1998 are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from our financial records. Information concerning significant trends in the financial condition and results of operations is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report. Amounts are presented in thousands of dollars, except per share amounts.

                                                                                                Period from
                                                                                                November 30,
                                                                                                1998 through
                                                          Fiscal Year Ended December 31,         December 31,

                                                            2001           2000         1999             1998
                                                            ----           ----         ----             ----
INCOME STATEMENT DATA
    Revenues                                         $    18,293    $       250   $       80        $       -
    Loss from operations(5)                             (644,798)       (30,972)      (6,161)            (121)
    Net loss                                            (602,127)       (86,811)      (8,031)            (121)
    Basic and diluted loss per share
     Loss from operations                                  (8.06)         (0.39)       (0.15)           (0.02)
     Net loss                                              (7.87)         (1.28)       (0.22)           (0.02)
Common dividends per share                                     -              -            -                -

BALANCE SHEET DATA
    Total assets                                         491,397        476,741      173,317              414
    Cash                                                 144,916         76,325      107,598                -
    Current Liabilities (4)                              495,663        117,232       29,197                -
    Long-term debt (1)                                   180,603        187,041       72,155                -
    Redeemable convertible senior preferred
    stock (2)                                            358,958        132,288       36,542                -
    Put warrants (3)                                           -         71,300       25,764                -
    Stockholders' (deficit) equity (5)                  (668,562)       (40,078)       9,729              414

OTHER FINANCIAL DATA
    Capital expenditures                                 558,242        312,906        3,037                -

(1) See notes 6, and 7 and 11 to the consolidated financial statements for a discussion of our long-term debt and subordinated note payable to Koch Telecom Ventures, Inc.
(2) See note 8 to the consolidated financial statements for a discussion of our preferred stock offerings.
(3) See note 8 to the consolidated financial statements for a discussion of the Put Warrants granted in 1999.
(4) Includes $362.0 million due under our credit agreement and classified as current. See notes 2 and 6 to the consolidated financial statements.
(5) 2001 results include an impairment charge of $605.0 million. See note 15 to the consolidated financial statements.

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

RECENT MANAGEMENT AND DIRECTOR CHANGES

     David L. Taylor, our Chief Financial Officer and Treasurer since
October 1, 1999, resigned effective February 18, 2002. Donald W. Bolar, the President of PF.Net Network Services, Inc. since April 12, 2000, was notified on February 28, 2002, that his position was being eliminated effective April 29, 2002. Joseph W. Moeller, a Director of Velocita Corp. since October 1999, designated by Koch Telecom Ventures, resigned on March 27, 2002. Ammar Hanafi and William Nuti, Directors of Velocita Corp. since May 2001, designated by Cisco Systems, Inc., resigned on April 10, 2002.

OVERVIEW

     Velocita is currently developing a 14,050 route mile, nationwide fiber-optic network which passes through over 160 cities and 35 of the top 50 MSAs in the United States. We plan to finish construction of the network, if current and additional funding permits. When the demand for such services improves, we plan to become a facilities-based provider of fiber-optic network infrastructure, broadband capacity and data communications services throughout the United States. We are assembling our low-cost, upgradeable nationwide fiber-optic network through joint construction arrangements, fiber and conduit swap, and sales and purchases. We are constructing approximately 6,400 miles of our network and acquiring 5,300 miles of our network through swap agreements. Previously we had contemplated, and entered into agreements with customers and suppliers with respect to, a 20,500-mile network. We will need to restructure certain of these agreements in order to implement our currently planned 14,050-mile network. The constructed portion of our network will include substantial fiber and empty conduit. We may expand our network over time through swaps and sales of fiber and conduit, fiber and conduit purchases and additional joint construction arrangements.

     On October 29, 1999, we entered into an agreement with AT&T to build approximately one-half of the outsourced portion of AT&T's state-of-the-art fiber-optic network. The construction contemplated by the AT&T network development agreement, as amended in May 2000, December 2000, July 2001, October 2001 and December 2001, will represent approximately 6,100 miles of the 6,400-mile constructed portion of our network, connecting important metropolitan areas along AT&T's network. We believe that this agreement provides us with many business, operational and marketing advantages. AT&T is reimbursing us for their portion of construction costs, thus reducing our overall network construction costs. In addition, we are designing and constructing this portion of the network to AT&T's specifications, which will ensure network quality and reliability and provide us with a key marketing advantage in offering our services. AT&T has also agreed to provide its private rights of way for use on the AT&T portion of our network. We have sold and leased and continue to sell or lease excess dark fibers along all 6,400 miles of our constructed network, which will further reduce our overall network construction costs.

     On February 25, 2000, we entered into a conduit and fiber swap agreement with Touch America that will provide us with a combination of fiber and conduit over an additional 4,500 route miles of our network and approximately $48.5 million in cash (subject to adjustment) in exchange for a combination of fiber and conduit over approximately 5,900 route miles of our network. Touch America is constructing most of these route miles pursuant to a joint construction agreement with AT&T similar to our agreement with AT&T. We expected to complete the swap transaction before December 31, 2001. Velocita Corp.

and Touch America experienced force majeure construction delays on certain routes to be swapped. We have delayed completing the swap with Touch America upon completion of construction by both parties, currently anticipated for the first quarter of 2003.

     On December 9, 2000, our wholly-owned subsidiary, PF.Net Corp., entered into an agreement with AT&T Corp. (amended and restated in July 2001 and amended in December 2001) to purchase fibers from AT&T (or rights to use such fibers on certain routes) on approximately, 8,850 route-miles. Such agreement also provides for colocation at AT&T points of presence and optical amplifier huts along the routes, maintenance of the network and certain other services, and an option for PF.Net to install, at our incremental cost of installation, additional fibers to triple our fiber count along roughly 90% of the same route-miles in the event AT&T chooses to install additional fibers on such routes. The agreement provides that the total cost for this acquisition will be approximately $106 million payable as we acquire fiber along these routes. (See "Our Network-General-Dark Fiber Acquisition" for link mileage and scheduled completion dates.) In 2001, PF.Net Corp. made $21.2 million in payments related to this agreement.

     We will need to restructure this agreement to implement our new business plan which assumes that we will only be purchasing approximately 2,400 of the miles subject to this agreement. We cannot assure you that we will be able to complete such restructuring on terms satisfactory to us. If market conditions and our liquidity improve and we decide to expand our network, we would likely seek to acquire some or all of the additional miles subject to this agreement. However, if our scaled-back network has resulted in a restructuring or violation of this agreement, we cannot assure you that these additional miles will still be available to us.

     On April 12, 2001, PF.Net Corp., a wholly-owned subsidiary of Velocita Corp., entered into the Supply Agreement with Cisco, pursuant to which Cisco supplies optronics and data internetworking equipment for Velocita's fiber-optic network. All of the provisions of this agreement became effective on May 24, 2001. Under the Supply Agreement, we also entered into a "take-or-pay" obligation with Cisco through May 2003 with respect to $225 million of equipment and services. We do not expect our scaled-back network to require $225.0 million of such equipment and services. See "Description of Material Agreements--Cisco Supply Agreement."

     We have executed fixed-price, performance-bonded construction contracts with a number of third-party contractors for substantially the entire constructed portion of our network. In January 2000, construction began on segments of our network. As of March 31, 2002, we had approximately 5,100 route miles of conduit in the ground and 4,000 route miles of fiber-optic cable installed, of which approximately 2,400 route miles are lit. We are currently scheduled to complete construction of the majority of the 6,400-mile constructed portion of our network by late-2002. This 6,400-mile portion of our network will generally consist of between 96 to 144 fibers and three empty conduits, some of which we have committed to swap in the Touch America transaction and other sales transactions.

     We have a limited operating history. The development, construction and expansion of our network will require significant capital to be invested before any material revenue is generated. We expect to continue to incur significant and increasing operating losses and negative EBITDA while we construct our network and develop a customer base. We expect to generate cash proceeds from dispositions of dark fiber and conduit rights in order to finance a portion of our network construction costs. However, we do not anticipate significant recurring revenues from sales of broadband on-net services for the foreseeable future. In order for us to meet our strategic objectives, we must complete the 6,400 constructed miles of our network according to our build schedule. In addition, we will rely upon Touch America and other fiber swap partners for timely completion of the segments of our network we will receive from them.

     We anticipate that unless we are able to amend our credit agreement, restructure our relationships with key suppliers and customers, and/or identify a potential strategic or financial investor in the relatively near term, it may be necessary for Velocita and some or all of its subsidiaries to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the second quarter of 2002. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Developments in 2001" within Item 7 of this Report.

ASSET IMPAIRMENT

     In connection with our audit for the year ended December 31, 2001, we reviewed our long-term assets for impairment. The overall deterioration in economic conditions within the telecommunications industry, continued overcapacity in certain areas of the industry, the oversupply of dark fiber and conduit, lack of customers and distressed prices for assets from bankruptcies within the telecommunications sector led us to believe that the market value of our network assets had decreased significantly. Based on our evaluation, we determined that the market value of our network assets was less than the carrying value. Accordingly, we recorded a non-cash impairment charge of $605.0 million against the carrying value of our property, equipment and prepaid network services, and our adjusted carrying value of our property and equipment was approximately $250.0 million. We estimated the fair value of our network assets using valuation models and assumptions representative of current and volatile market conditions. Valuation models require the use of subjective assumptions that can materially affect the estimated fair value. Amounts realized from an arm's length third party transaction, particularly during different market conditions, could be significantly different from our estimate. We cannot assure you that we will not be required to further write down our assets in the future.

SIGNIFICANT DEVELOPMENTS IN 2001

SUPPLY AGREEMENT

     On April 12, 2001, PF.Net Corp., a wholly-owned subsidiary of Velocita Corp., entered into the Supply Agreement with Cisco, pursuant to which Cisco will supply optronics and data internetworking equipment for our network. All of the provisions of this agreement became effective on May 24, 2001. Under the Supply Agreement, we also entered into a "take-or-pay" obligation with Cisco through May 2003 with respect to $225.0 million of equipment and services. We do not expect our scaled-back network to require $225.0 million of such equipment and services. See "Description of Material Agreements--Cisco Supply Agreement."

     In early 2002, we initiated a success-based lighting plan and we expect to initially light only 2,400 miles of our network. We do not expect to light any more miles unless marketing opportunities arise on specific routes. As of March 31, 2002, we have purchased from Cisco approximately $63.0 million in equipment and services. It is currently unclear if and when we will purchase additional equipment and services from Cisco under the Supply Agreement. Pursuant to the terms of the Supply Agreement, if we do not purchase $225.0 million of equipment and services from Cisco by May 2003, Cisco has the right to invoice us for payment in an amount equal to the difference between $225.0 million and the amount of equipment and services we purchased or ordered from Cisco.

ISSUANCE OF SERIES B SENIOR CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

     The holder of the Series B Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of our capital stock as if all shares of Series B Preferred Stock were converted into common shares. The Preferred Stock is senior to our common stock with respect to dividend distributions and distributions on liquidation.

     In connection with the issuance of the Series B Preferred Stock, we granted to the holder of the Series B Preferred Stock contingent anti-dilution warrants to purchase shares of common stock at a price of $0.01 per share. The anti-dilution warrants vest and become exercisable from time to time in connection with the vesting of other contingent warrants previously issued by us (the "Prior Contingent Warrants") for a number of shares of common stock that will cause the percentage of the common stock held by such holder after giving effect to the exercise of the anti-dilution warrants and the Prior Contingent Warrants to equal the percentage of the common stock held by such holder immediately prior to such exercise. We will record the fair value of the anti-dilution warrants, if any, when the issuance of the anti-dilution warrants is probable and the number of shares is reasonably determinable.

     In connection with the issuance of the Series B Preferred Stock, we issued contingent Performance Warrants to the holder of the Series B Preferred Stock to purchase 5,000,000 shares of our common stock at an exercise price of $0.01 per share. The Performance Warrants will vest and become exercisable on (a) the date of any equity issuance at a price per share that is less than the holder's effective cost per share, except for certain exempt issuances as defined in the warrant agreement or (b) June 30, 2003, in the event of a failure to reach certain revenue and earnings before interest, income taxes, depreciation and amortization (EBITDA) targets, as defined in the agreement, or to complete a sale of the company or public offering at specified valuations. We did not meet a revenue target as of December 31, 2001 and we expect to issue these Performance Warrants to Cisco in 2003. We will record the fair value of the Performance Warrants, if any, when the issuance of the Performance Warrants is probable and the number of shares to be issued is reasonably determinable.

     The issuance of the Series B Preferred Stock relieved us of our contingent obligation to issue additional warrants under the terms of our high yield debt offering in 2000.

AMENDMENT OF CREDIT AGREEMENT

     On May 24, 2001, our wholly-owned subsidiary, PF.Net Corp., amended its credit agreement with First Union National Bank, as administrative agent, to provide for an additional $297.4 million in vendor financing to be provided by Cisco Systems Capital Corporation in the amount of $285.0 million and by Koch Telecom Ventures, Inc. in the amount of $12.4 million. Concurrently, Koch Telecom Ventures received $12.4 million under the terms of the subordinated note dated October 29, 1999. See "Certain Relationships and Related Transactions -- Other Related Party Transactions" in Item 13 of this Report. The amendment to the credit agreement resulted in total borrowing capacity of $647.4 million. Borrowings from Cisco Capital under the First Union credit agreement will be used primarily to purchase equipment and services under the supply agreement we have entered into with Cisco described above. However, we do not expect that we will be able to borrow additional funds under our credit agreement unless we are able to amend that agreement. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report.

     The amended credit agreement provides for term notes under Tranche A and a revolving facility. The Tranche A facility provides for borrowings of up to approximately $497.4 million, and the revolving facility provides for borrowings of up to $150 million. The Tranche A facility is comprised of three subfacilities (i) $160 million available for the purchase of vendor products and services used in the construction of the network, (ii) $40 million available to finance general capital expenditures and operating expenses associated with development of our network, as defined, and (iii) $297.4 million available for the purchase of specified vendor products and services used in the construction of the network. The revolving facility provides for borrowings for general capital expenditures and operating expenses associated with the development of the network and working capital needs.

     As of March 31, 2002, we were not in compliance with certain financial covenants under our credit agreement. On March 28, 2002, we obtained a Waiver from our banking group through April 15, 2002, and on April 15, 2002 this Waiver was extended through April 30, 2002. Because of these financial covenant breaches, significant financial pressures facing us and the telecommunications industry, and the need for additional capital to complete our network build, we are considering various financial and strategic alternatives. These alternatives include restructuring our debt, the sale to one or more strategic investors, the sale or other disposition of substantially all of our business or assets, and filing for protection under Chapter 11 of the United States Bankruptcy Code. Pending a final determination regarding our financial and strategic alternatives, it is likely that we will elect to cease paying interest on our outstanding senior notes. Additionally, we have scaled back our business plan because of our financial situation and industry conditions. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report.

     The Waiver requires us to comply with other covenants in the credit agreement and to forego further borrowing under the revolving credit portion of our credit agreement. In addition, during the waiver period, PF.Net Corp., our wholly-owned subsidiary, is prohibited from making any restricted payments (as defined under our credit agreement), other than restricted payments to Velocita Corp. to be used to fund operating and administrative expenses. This restriction, if it were to apply on an interest payment date for purposes of our senior notes, would prohibit PF.Net Corp. from making cash payments to Velocita Corp. necessary for us to pay interest on the senior notes. During the waiver period, we are continuing discussions with our bank lenders regarding modification of the terms of our credit agreement. If we do not obtain an amendment, or an additional waiver, to our credit agreement, we will be in default of our credit agreement and our lenders could elect to accelerate and make all of the outstanding indebtedness under the credit agreement due and payable immediately. As a result of these defaults, all of the obligations under the credit agreement have been reclassified as current liabilities. As of April 15, 2002, we had approximately $380 million of indebtedness (including outstanding letters of credit) outstanding under the credit agreement. In the event of an acceleration, we would be unable to repay that indebtedness and, unless we cure the defaults, the credit agreement lenders could seek a judgment and attempt to seize our assets to satisfy the debt to them. Accordingly, we may be required to file for protection under Chapter 11 of the United States Bankruptcy Code. We are unable to predict if we will be able to obtain the necessary modifications of our credit agreement from our banks.

AMENDMENTS TO AT&T NETWORK DEVELOPMENT AGREEMENT AND FIBER PURCHASE AGREEMENT

     On July 2001, October 2001 and December 2001, we and AT&T amended the original network development agreement initially entered into during October 1999 and amended in May 2000 and December 2000, related to the construction of our network. We also amended the dark fiber purchase agreement entered into during December 2000 related to the purchase of fiber from AT&T. During 2001 we paid AT&T approximately $21.2 million in connection with this fiber purchase agreement and have accepted fiber on routes from Boston to New York, New York to Newark, and St. Louis to Cleveland. As a result of the amendment, we have deferred payments through 2005, and we expect to pay $10.9 million in 2002 under the terms of the agreement.

     We will need to restructure the dark fiber purchase agreement to implement our new business plan which assumes that we will only be purchasing approximately 2,400 of the miles subject to this agreement. We cannot assure you that we will be able to complete such restructuring on terms satisfactory to us. If market conditions and our liquidity improve and we decide to expand our network, we would likely seek to acquire some or all of the additional miles subject to this agreement. However, if our scaled-back network has resulted in a restructuring or violation of this agreement, we cannot assure you that these additional miles will still be available to us.

CRITICAL ACCOUNTING POLICIES

     We consider the following accounting policies to be the most important to our financial position and results of operations or policies, which require the exercise of significant judgment and/or estimates.

GOING CONCERN

     A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis.

     As shown in our consolidated financial statements, we have defaulted on our senior debt obligations and have incurred recurring operating losses and negative cash flows from operating activities, which raises substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully reorganize or that our liquidity and capital resources will be sufficient to maintain our normal operations. While we have prepared our financial statements on a going concern basis, if we are unable to successfully restructure our debt, obtain additional waivers or amendments to our credit agreement, and we do not receive additional funding, our ability to continue as a going concern will be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. While we have written down the carrying values of our long-lived assets in accordance with SFAS No. 121, our consolidated financial statements included in this Report or Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

LONG-LIVED ASSETS

     Property and equipment is stated at historical cost net of accumulated depreciation. Costs associated directly with the uncompleted network and related support systems, including employee related costs and interest expense incurred during the construction period are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of network assets and infrastructure is 5 to 25 years and 3 to 10 years for furniture fixtures, equipment, leasehold improvements and other assets. These useful lives are determined based on historical usage with consideration given to technological changes, trends in the industry that could impact the network architecture, and asset utilization.

     These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Pursuant to SFAS No. 121, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate.

     We believe that impairment existed in accordance with SFAS No. 121 as of December 31, 2001 and we recorded an impairment charge of approximately $605.0 million. See note 15 to the consolidated financial statements contained in Item 14 of this Report.

REVENUE RECOGNITION

     Revenue for communications services, including private line, wavelengths, colocation, and maintenance is recognized monthly as the services are provided. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life.

     Revenue attributable to the sale or lease of dark fiber or conduit pursuant to indefeasible rights-of-use agreements ("IRUs") is recognized ratably over the contract term. The contract term commences when we deliver fiber or conduit to the customer and the customer provides formal acceptance notice.

     We have received up-front cash payments for fiber or conduit to be delivered at a future date. In such cases, the cash payment is recoded as deferred revenue until the contract terms commences.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. This statement, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We were required to adopt SFAS No. 133 on January 1, 2001 and its adoption did not have a significant impact on our financial position or results of operations. We will record gains and losses on derivatives related to cash flow hedges of interest rate payments on variable rate debt through interest expense upon expiration of the underlying interest rate cap agreements. We entered into two interest rate cap agreements during September 2001 and a third agreement in November 2001. The notional principal amounts of interest rate cap agreements outstanding were $125 million at December 31, 2001.

     The cash requirements of our financial instruments approximate their fair value. Cash flows associated with these financial instruments will be classified consistent with the cash flows of the transactions being hedged. Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from interest rate fluctuations is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged.

     The counterparties to the agreements relating to our interest rate instruments are major international financial institutions with high credit ratings. We do not believe that there is significant risk of nonperformance by these counterparties because we limit the amount of financial exposure and the amount of agreements entered into with any one financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the inability of the counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty's obligations under the contracts exceed our obligations to the counterparties.

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

     Effective June 30, 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. This statement requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. We are required to adopt the provisions of these statements for our fiscal year beginning January 1, 2002. We do not currently have goodwill or acquired intangible assets; therefore, management does not believe the adoption of the new statements will have a material impact on our financial condition or results of operations.

     During June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement establishes the accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for fiscal periods beginning after June 30, 2002. We do not believe the adoption of this statement will have a material impact on our financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supersedes SFAS No. 121, but retains its requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the estimated fair value of the asset. It removes goodwill from its scope and, therefore, eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. It also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for possible future cash flows. Management does not expect implementation of this standard will have a material effect on its financial condition.

     It requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. In these situations,

SFAS No. 144 requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value.

FACTORS AFFECTING FUTURE OPERATIONS

     The following is a discussion of the primary factors that we believe will affect our future operations.

REVENUES

     We expect to generate cash proceeds from sales, long-term leases and IRUs of dark fiber and conduit. Historically these arrangements typically required customers to pay a down payment upon execution of the agreement with the balance payable upon delivery of the fiber or conduit and acceptance by the customer. Due to industry conditions, we expect that fiber sale arrangements will be structured to provide us a down payment upon execution of the agreement with the remaining balances to paid through periodic installments over periods of time through the term of the agreement. These arrangements may also include arrangements where we provide maintenance on the fiber over the term of the related fiber agreements and colocation space to fiber customers over periods that may range up to the term of the related fiber agreement. We expect to establish maintenance and collocation fees based on market rates and conditions at inception of the respective agreements. We generally expect to bill customers monthly for maintenance and collocation, however, in some cases, customers may prepay maintenance and collocation upon the execution of the agreements. Revenue attributable to the sale or lease of dark fiber or conduit pursuant to IRUs is recognized ratably over the contract term. The contract term commences when we deliver fiber or conduit to the customer and the customer provides formal acceptance notice.

     During 2001, we had revenue from the resale of lit services and construction services. Although we expect some of these revenues to continue in early 2002, as a result of our scaled down business plan, we do not expect resale and construction services revenue to be significant during 2002 or beyond, unless market conditions improve and we establish lit services on our network.

EXPENSES

     During the construction phase of our network build-out, our major expenditures consist of:

     - network build costs (including conduit and fiber installation, engineering and construction);

     - site preparation costs (including permitting and rights of way acquisition and perfection for telecommunication use);

     - operating costs (such as rent and utilities) incurred during the construction phase;

     -    fiber and conduit costs; and

     -    costs of optical-electronic equipment.

     These costs will be capitalized as incurred until the respective fiber routes or operating locations are placed into service. During November 2001, we placed our first network routes into service and began depreciation of the network facilities that were placed in service. Additional operating costs related to the network routes and facilities are expensed as incurred once the routes and facilities are placed into service. Our principal operating expenses consist of network operating costs, selling, general and administrative expenses, depreciation, amortization and interest expense.

     During 2001, our business plan included establishing lit broadband and data services, building a nationwide sales force, establishing local access connections, and building a data network. As a result, we incurred significant costs, and entered into fixed long-term obligations to establish lit services, local access and to build a customer base. See note 11 to our consolidated financial statements for discussion on our fixed long-term obligations. Additionally, we incurred significant human resource costs to hire and train system designers, network engineers, sales personnel and related support functions and to establish IT systems to support our planned business. Because of our scaled down business plan, and planned restructuring of certain contracts, we anticipate that many of the operating costs incurred during 2001 will be eliminated during 2002 and on a go-forward basis. See "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report for more information.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenue increased from $250,000 in 2000 to $18.3 million during 2001 due primarily to increases in the number of resale customers and additional revenue associated with construction service agreements with other telecommunications providers. Revenue from the resale of communications services increased from $250,000 to $6.0 million as our customer base increased from eight to approximately 45 as of December 31, 2001. Construction services revenue during 2001 consists primarily of optical amplifier construction for a third party telecommunications provider that began in August 2001. Total revenue recorded related to the construction of these telecommunication facilities and other conduit construction agreements totaled approximately $12.1 million. We expect to complete this contract during the second quarter of 2002. Revenue related to IRUs of fiber and wavelengths, colocation, maintenance and installation on our network totaled approximately $236,000. Although we received cash down payments at inception of IRU and wavelength agreements, we began recognizing revenue upon delivery and acceptance of the fiber or wavelength by the customer. Because of our scaled-back plan, we do not expect to generate significant revenues, whether from construction services, the resale of communication services or otherwise, in the foreseeable future.

     Access and network operations costs increased from $2.1 million in 2000 to $23.4 million for the year ended December 31, 2001 due primarily to (i) an increase of $7.8 million related to costs for circuits that are resold, (ii) costs associated with the conduit construction contracts and optical amplifier sites of $5.8 million that were not incurred in 2000, (iii) costs for local access in various cities, colocation and redundant circuits totaling $4.9 million, (iv) an increase in payroll and related costs of $11.1 million due to significantly higher headcount for the majority of 2001 compared to 2000 and (v) an increase in the amount of contract labor costs, consulting fees, travel and computer costs totaling $5.3 million, due primarily to the increased headcount and continued build out of our network. These increases were offset by an increase in the amount of costs capitalized of $13.6 million.

     Selling, general and administrative costs increased from $28.5 million for the year ended December 31, 2000 to $30.3 million for the year ended December 31, 2001. Of this increase, $800,000 was attributable to salary related costs, commissions and bonuses, offset by signing bonuses and other recruiting costs incurred in 2000. Facilities and telecommunications costs increased $3.4 million due to the addition of rent associated with our corporate headquarters facility and the significantly higher headcount present during the majority of 2001. Professional service costs decreased $1 million as we used fewer contract labor personnel and we were able to substantially reduce our legal and consulting fees compared to 2000 as a result of our capital conservation program. Travel, taxes and other costs increased

$400,000 due to the higher headcount in 2001 and the property taxes paid on corporate assets that were not present in 2000.

     Depreciation and amortization increased from $569,000 to $4.3 million due primarily to the commencement of depreciation on our Houston to Jacksonville route and the depreciation of the network assets and equipment on that route during the fourth quarter of 2001. Additionally, we added significant leasehold improvements at our corporate headquarters building and a new billing system during the second quarter of 2001, both of which began depreciating during 2001.

     Impairment charges were $605.0 million in 2001. This consisted of approximately $580.0 million related to our network assets and $25 million related to purchased capacity from another telecommunications provider that filed for bankruptcy and could not provide services. See note 15 to the consolidated financial statements contained in Item 14 of this Report.

     During the year ended December 31, 2001, we recorded a non-cash gain of $71.3 million related to the decrease in the value of the put warrants granted in 1999. The downturn in the telecommunications industry and the current economic environment led to a significant decrease in the value of our stock during 2001, resulting in a write down of these warrants to $0 as of December 31, 2001.

     Interest income decreased from $10.8 million during the year ended December 31, 2000 to $4.9 million for the year ended December 31, 2001. This decrease was caused by a general decrease in interest rates during 2001 and the lower average cash balances maintained during the year as we continued the construction of our network.

     Interest expense increased from $21.1 million for the year ended December 31, 2000 to $33.5 million for the year ended December 31, 2001, net of $27.2 million and $24.6 million capitalized to network construction costs, for the years ended December 31, 2001 and 2000, respectively. The increase was caused by
(i) $11.5 million related to the Senior Notes that were outstanding for the entire year, (ii) the incremental amortization of the high yield debt discount of $1.9 million and (iii) $14.9 million additional interest expense related to the credit agreement. These increases were offset by decreases related to (i) $4.2 million for the bridge loan that was repaid in 2000, (ii) a decrease in commitment fee of $593,000 due to additional borrowings under the credit agreement, (iii) a decrease of $872,000 in the interest related to the subordinated note payable to Koch Telecom Ventures as the note was repaid in accordance with its terms in May 2001, (iv) a decrease of $7.7 million related to the amortization of deferred financing costs as we wrote off costs in 2000 of approximately $9 million related to the interim credit facility and (v) the higher amount of capitalized interest during 2001.

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

     Interest expense increased from $2.9 million for the year ended December 31, 1999 to $21.1 million, net of $24.6 million capitalized to network construction costs, for the year ended December 31, 2000. The increase was caused by (i) $19.8 million related to the Senior Notes, (ii) the incremental amortization of deferred financing costs, debt discounts and warrants during 2000 of $7.2 million, (iii) $1.1 million additional interest expense on the interim credit facility that was outstanding for over four months in 2000 and only two months during 1999, (iv) the write-off of $9.0 million of financing costs related to the interim credit facility, (v) increase in commitment fees of $4.4 million under the credit agreement, and (vi) incremental interest on the subordinated note payable to Koch Telecom Ventures of $1.3 million, which is a non-cash expense added to the principal of the note payable.

     Our net losses continue to reflect our development stage status and future recovery of tax losses remains uncertain. If we are able to carry these losses forward, future tax amounts owed will be lower due to these loss carryforwards.

FINANCIAL CONDITION AS OF DECEMBER 31, 2001 AND CASH FLOWS DURING THE YEAR THEN ENDED

     Our working capital deficit of approximately $317.1 million as of December 31, 2001 represented the reclassification of our obligations under our credit agreement as current liabilities. See "Recent Changes to the Business Credit Agreement Defaults and Possible Restructuring" included in
Item 1 of this report for more information.

     Cash used in operations for the year ended December 31, 2001 was approximately $8.5 million compared to a source of $3.4 million during 2000. The increase in cash used in operations was a result of significantly higher headcount during a majority of 2001 compared to 2002 and significantly higher interest costs incurred during 2001. These cash uses were significantly offset by sales of fiber and conduit IRUs during the year, for which we received the cash in advance for services being provided to the customer.

     Investing activities include the use of proceeds from our borrowings under the credit agreement as well as from the issuance of our Series B Senior Preferred Stock to construct our network, acquire fiber from other telecommunications providers to expand our network and obtain redundancy on our routes, and develop business support systems. Capital expenditures during 2001 were $558.2 million and we expect this amount to decrease during 2002 as we implement a success-based lighting plan and reduce the overall amount of fiber miles that we will construct or purchase from AT&T.

     Cash provided by financing activities of $635.4 million during the year ended December 31, 2001 consisted of net proceeds from borrowings under our credit agreement of $362.4 million, net proceeds from the issuance of our Series B Senior Preferred Stock of $198.9 million and the proceeds received pursuant to our network development agreement with AT&T of $96.3 million. Partially offsetting these financing sources were payment of deferred financing costs of $9.8 million and a repayment of our subordinated note payable to Koch Telecom Ventures, Inc. of $12.4 million under the terms of that subordinated note. We expect cash provided by financing activities will decrease significantly during 2002 as we will significantly decrease our borrowings under the credit agreement and implement our new business plan.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had outstanding senior notes of $180.6 million (net of a debt discount of $44.4 million), approximately $136.5 million in other payment obligations, and two series of redeemable preferred stock with an aggregate liquidation preference of $367.2 million. In addition as of December 31, 2001, we have $362.4 million of outstanding indebtedness under our credit agreement. This outstanding indebtedness under the credit agreement has been classified as current on our balance sheet because of our breach of certain of the financial covenants contained in our credit agreement making our debt subject to acceleration. Based on our capital structure at December 31, 2001 and the existing interest rates for obligations with variable interest rates, we estimate that our debt service commitments for 2002, if we were to pay them, would be approximately $71.5 million. We have to date made all scheduled debt service payments on our senior notes, however, it is unlikely we will make interest payments on our senior notes that are required to be made on May 15, 2002. In fact, during the period set forth in our waiver agreement with our secured lenders, PF.Net Corp. is prohibited from making any restricted payments (as defined under our credit agreement), other than restricted payments to Velocita Corp. to be used to fund operating and administrative expenses.

     Unless a debt restructuring is completed, we will require additional financing by the middle of 2002, much of which could be in the form of additional indebtedness, which would further increase the risk of additional defaults unless we can establish an adequate revenue base and generate sufficient cash flow to repay our indebtedness. Our scaled-back business plan does not contemplate activities that are likely to generate significant revenues, and we may never establish an adequate revenue base to produce an operating profit or generate adequate positive cash flow to provide future capital expenditures and repayment of debt.

     As of March 31, 2002, we were not in compliance with certain financial covenants under our credit agreement. On March 28, 2002, we obtained a Waiver from our banking group through April 15, 2002, and on April 15, 2002 this Waiver was extended through April 30, 2002. Because of these financial covenant breaches, significant financial pressures facing us and the telecommunications industry, and the need for additional capital to complete our network build, we are considering various financial and strategic alternatives. These alternatives include restructuring our debt, the sale to one or more strategic investors, the sale or other disposition of substantially all of our business or assets, and filing for protection under Chapter 11 of the United States Bankruptcy Code. Pending a final determination regarding our financial and strategic alternatives, it is likely that we will elect to cease paying interest on our outstanding senior notes. Additionally, we have scaled back our business plan because of our financial situation and industry conditions.

     The Waiver requires us to comply with other covenants in the credit agreement and to forego further borrowing under the revolving credit portion of our credit agreement. In addition, during the waiver period, PF.Net Corp., our wholly-owned subsidiary, is prohibited from making any restricted payments (as defined under our credit agreement), other than restricted payments to Velocita Corp. to be used to fund operating and administrative expenses. This restriction, if it were to apply on an interest payment date for purposes of our senior notes, would prohibit PF.Net Corp. from making cash payments to Velocita Corp. necessary for us to pay interest on the senior notes. During the waiver period, we are continuing discussions with our bank lenders regarding modification of the terms of our credit agreement. If we do not obtain an amendment, or an additional waiver, to our credit agreement, we will be in default of our credit agreement and our lenders could elect to accelerate and make all of the outstanding indebtedness under the credit agreement due and payable immediately. As a result of these defaults, all of the obligations under the credit agreement have been reclassified as current liabilities. As of April 15, 2002, we had approximately $380 million of indebtedness (including outstanding letters of credit) outstanding under the credit agreement. In the event of an acceleration, we would be unable to repay that indebtedness and, unless we cure the defaults, the credit agreement lenders could seek a judgment and attempt to seize our assets to satisfy the debt to them. Accordingly, we may be required to file for protection under Chapter 11 of the United States Bankruptcy Code. We are unable to predict if we will be able to obtain the necessary modifications of our credit agreement from our banks.

     In May 2001, in connection with the execution of a supply agreement with Cisco Systems, Inc., we completed a $200 million senior preferred stock offering to Cisco, and amended our credit agreement to provide for $285 million of vendor financing from Cisco Systems Capital Corporation. During 2001 and early 2002, we also pursued various merger and acquisition opportunities, including purchasing troubled telecommunications companies and combining with other, larger telecommunication companies, that could have provided additional customers and increased our revenue base and minimized our capital expenditures. Other than the Cisco transactions, we have not yet implemented such a strategic transaction. In July 2001, we initiated various efforts to minimize our capital and operating expenditures. These efforts included delaying certain planned construction routes, eliminating or deferring planned fiber purchases and reducing our staff.

     During 2001, we worked on a consulting basis with UBS Warburg LLC as part of our effort to explore various merger and acquisition and fund-raising opportunities. In February 2002, we finalized the terms of our arrangement with UBS and we engaged Impala Partners, LLC to advise us regarding strategic alternatives. At our request, UBS prepared solicitation materials and contacted potential investors, both strategic and financial, as part of our continuing effort to raise new capital and solicit strategic partners. We continue to explore alternatives for funding from potential investors and transactions with strategic partners, however, to date we have not obtained any commitments.

     In February 2002, we announced layoffs to reduce our total staff to 55 employees, eliminated the majority of our sales and marketing staff and curtailed efforts to establish new resale customers. These steps are part of a scaled-back business plan pursuant to which we are focusing our efforts on completing construction, dark fiber sales, merger and acquisition and fund-raising activites, and scaled-back operations to support these activities. We have chosen to initially light only 2,400 miles of our network. After the initial lighting, we will implement a success-based lighting plan, whereby we will only light segments of our network for which we have enough capacity demand to generate sufficient revenue to recover our costs and a targeted return on investment. In addition, our scaled-back network will consist of approximately 14,050 route miles and 55 POPs, rather than the roughly 20,000 route miles and 67 POPs previously contemplated for our network. Because we are scaling back our network and our business plan in the near term, we will be required to restructure our relationships with suppliers and customers, and we cannot assure you that we will be able to complete such restructuring on terms satisfactory to us. If market conditions continue to deteriorate, we may further reduce the scope of our network.

     As of March 31, 2002, we had approximately 5,100 route miles of conduit in the ground and 4,000 route miles of fiber-optic cable installed, of which approximately 2,400 route miles are lit. We are currently scheduled to complete construction of the majority of the 6,400-mile constructed portion of our network by late-2002.

     We currently estimate that we need a minimum of between $140 million and $160 million to complete construction of our planned 14,050-mile network.
This does not include amounts that will be needed to fund operating losses through the date of completion and beyond, amounts required to service our existing debt and any amounts payable under our contractual purchase obligations beyond our currently planned network. As of March 31, 2002, we had $63 million of cash on hand. We do not expect that we will be able to borrow additional funds under our credit agreement unless we are able to amend that agreement. We expect to receive approximately $150 million through the fourth quarter of 2003 from payment obligations from AT&T, Touch America, and other dark fiber sales for which we have contractual obligations.
However, these are mostly "progress" payments that are required to be made as we deliver, and are subject to completion of, sections of our network, and therefore the payments corresponding to the completion of a particular section may not be relied upon as a source of funds for completion of that section. In addition, we cannot assure you that these parties will make any payments due prior to completion of our network in a timely fashion or at all.

     We expect our current cash sources will fund our operations through July 2002. We will continue to focus efforts on dispositions of dark fiber and conduit to help finance continued construction. However, we cannot adequately predict the future volume, if any, of such dispositions and the sale prices of dark fiber and conduit. On June 6, 2000, in connection with an amendment to our supply agreement with Lucent Technologies, Lucent committed to purchase dark fiber of up to $100 million to compensate us if we fell short of our objective to sell a targeted amount of dark fiber by July 31, 2002. We anticipate having a shortfall of more than $100 million on July 31, 2002 and have notified Lucent that we intend to exercise our rights under this agreement. We believe this commitment will be subject to dispute by Lucent. We cannot predict the outcome if Lucent disputes this obligation.

     We anticipate that unless we are able to amend our credit agreement, restructure our relationships with key suppliers and customers, and/or identify a potential strategic or financial investor in the relatively near term, it may be necessary for Velocita and some or all of its subsidiaries to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the second quarter of 2002. If we commence a bankruptcy proceeding, it is likely that our senior notes will suffer significant impairment.

     If we are unable to obtain sufficient funding and/or negotiate a successful debt restructuring, whether or not we file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, we may have to sell strategic assets or take other measures, which could include liquidation of our assets. Additionally, we could experience adverse impacts to our business, including but not limited to, loss of key construction vendors or suppliers, losses of customer accounts (including dark fiber customers), and loss of key management personnel. We may also lose government and regulatory support for various initiatives, including rights to build on federally owned land, that we believe are critical to our success. See also "Risk Factors" below for a summary of risks related to our business in general and to these matters in particular.

     We are also dependent on the continued liquidity of our existing construction partners and their ability to complete portions of our planned network and to meet their obligations to us. We cannot assure you that our construction partners will have continued liquidity and meet their payment or performance obligations to us in a timely manner.

     Our amended credit agreement in May 2001 resulted in higher interest expense and revisions to our debt covenants. Continued increases in interest rates could have a material impact on our ability to pay interest on variable rate debt that we may obtain under our credit facilities. In addition, our ability to expand our business and enter into new customer relationships will depend on our ability to obtain additional financing for these projects. Continued weakness in the capital markets for telecommunications companies, including the increasing bankruptcy filings among competitors and potential customers, could also materially affect our ability to obtain additional financing or sell dark fibers or conduits.

INFLATION

     Inflation has not significantly affected our operations since our inception.

                                  RISK FACTORS

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

     These forward-looking statements include, among others, statements concerning:

     -    Anticipated growth and recovery of the telecommunications industry

     - Plans to devote significant management time and capital resources to our business

     - Expectations as to our future revenues, margins, expenses and capital requirements

     - Anticipated dates on which we will begin providing certain services or specific milestones in the business plan

     -    Expected completion dates of our network build routes

     - Expected timing and outcome of a reorganization plan or Chapter 11 Bankruptcy filing

     - Other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts

     These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

     -    Maintain liquidity

     - Achieve and sustain profitability based on the creation and implementation of our advanced facilities-based communications network based on Internet protocol technology

     -    Overcome significant early operating losses

     - Produce or obtain sufficient capital to fund our business and future operating losses

     -    Develop financial, management and operating controls to manage costs

     -    Attract and retain qualified management and other personnel

     - Install on a timely basis the switches/routers, fiber-optic cable and associated electronics required for successful implementation of the business plan

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO LIQUIDITY AND FINANCIAL RESOURCES

WE ARE IN DEFAULT UNDER OUR CREDIT AGREEMENT AND ARE REVIEWING ALTERNATIVES TO RESTRUCTURE OUR OBLIGATIONS UNDER THAT AGREEMENT.

     As of March 31, 2002, we were not in compliance with certain financial covenants under our credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" within Item 7 of this Report and "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report for more information.

IF WE ARE NOT SUCCESSFUL IN RAISING ADDITIONAL CAPITAL, NEGOTIATING A SUCCESSFUL DEBT RESTRUCTURING OR SELLING OUR COMPANY IN THE VERY NEAR TERM, WE WILL HAVE TO DRASTICALLY ALTER OUR BUSINESS PLAN OR LIQUIDATE

     Although our network build is approximately 81% complete, our business plan contemplates substantial additional capital spending. We will need to raise additional capital because our anticipated future funding requirements for operating expenses, capital expenditures and debt service exceed the $63.0 million in cash we had on hand as of March 31, 2002 and any cash we expect to receive from our agreements with AT&T, Touch America and other swap parties.

     If a debt restructuring is not implemented or, as a result of these existing market conditions or other factors, we fail or are unable to raise sufficient capital when needed, we may have to drastically alter our business plan so as to conserve cash, or sell all or a portion of our assets, possibly pursuant to a liquidation proceeding in bankruptcy court, or both. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" within Item 7 of this Report and "Recent Changes To The Business, Credit Agreement Defaults and Possible Restructuring" within Item 1 of this Report for more information.

WE HAVE A HISTORY OF INCREASING NET LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS AND WE MAY NEVER BE ABLE TO SATISFY OUR CASH NEEDS FROM OPERATIONS.

     For each period since inception, we have incurred substantial and increasing net losses and negative cash flow from operations. For 2001, we posted a net loss of approximately $630.0 million and showed negative cash flows from operations of approximately $8.5 million. Our accumulated deficit was approximately $697.0 million at December 31, 2001. We expect that losses and negative cash flow from operations will continue over the next several years.

     Our existing operations do not currently, and are not expected in the near future to, generate cash flows from which we can make interest payments on our currently outstanding indebtedness and unsecured notes or fund continuing operations and planned capital expenditures. We cannot know when, if ever, net cash generated by our operations will support our growth and continued operations.

     Our existing operations are not expected to generate cash flows sufficient to pay our expected operating expenses, fund our capital expenditure requirements and make interest payments on indebtedness expected to be outstanding after completion of the reorganization for a few years.

WE HAVE SUBSTANTIAL EXISTING DEBT AND PREFERRED STOCK AND WE MAY INCUR SUBSTANTIAL ADDITIONAL OBLIGATIONS THAT WILL INCREASE THE RISK OF A DEFAULT

     As of December 31, 2001, we had outstanding senior notes of $180.6 million (net of a debt discount of $44.4 million), approximately $136.5 million in other payment obligations and two series of redeemable preferred stock with an aggregate liquidation preference of $367.2 million. In addition as of December 31, 2001, we have $362.4 million of outstanding indebtedness under our credit agreement. This outstanding indebtedness under the credit agreement has been classified as current on our balance sheet because of our breach of certain of the financial covenants contained in our credit agreement making our debt subject to acceleration. Based on our capital structure at December 31, 2001 and the existing interest rates for obligations with variable interest rates, we estimate that our debt service commitments for 2002, if we were to pay them, would be approximately $71.5 million, assuming that obligations under our indebtedness are not accelerated. We have to date made all scheduled debt service payments on our senior notes, however, it is unlikely we will make interest payments on our senior notes that are required to be made on May 15, 2002. In fact, during the period set forth in our waiver agreement with our secured lenders, PF.Net Corp. is prohibited from making any restricted payments (as defined under our credit agreement), other than restricted payments to Velocita Corp. to be used to fund operating and administrative expenses.

     Unless a debt restructuring is completed, we will require additional financing by the middle of 2002, much of which could be in the form of additional indebtedness, which would further increase the risk of additional defaults unless we can establish an adequate revenue base and generate sufficient cash flow to repay our indebtedness. Our scaled-back business plan does not contemplate activities that are likely to generate significant revenues, and we may never establish an adequate revenue base to produce an operating profit or generate adequate positive cash flow to provide future capital expenditures and repayment of debt.

THE COVENANTS IN OUR INDENTURE AND SENIOR SECURED CREDIT AGREEMENT RESTRICT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY, WHICH COULD HAVE AN ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS.

     The indenture under which our senior notes have been issued and our senior secured credit agreement contain covenants that restrict, among other things, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. Our senior secured credit agreement also requires us to maintain specified financial ratios.

     Our existing debt obligations and outstanding redeemable preferred stock also could affect our financial and operational flexibility, as follows:

 - they may impair our ability to obtain additional financing in the future;

 - they will require that a substantial portion of our cash flow from operations and financing activities be dedicated to the payment of interest on debt and dividends on preferred stock, which will reduce the funds available for other purposes;

 - they may limit our flexibility in planning for or reacting to changes in market conditions; and

 - they may cause us to be more vulnerable in the event of a downturn in our business.

     We are subject to covenants that restrict our operational flexibility and require us to maintain certain financial ratios, and the lenders under the credit agreement have a security interest in substantially all of the assets of PF.Net Corp. and its subsidiaries.

     If any of our lenders accelerates our indebtedness to them, as a result of cross-default provisions we would be in default with respect to certain of our contracts, including our AT&T network development agreement.

     Unless we are able to amend our credit agreement, restructure our relationships with key suppliers and customers, and/or identify a potential strategic or financial investor in the relatively near term, it may be necessary for Velocita and some or all of its subsidiaries to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the second quarter of 2002. If we commence a bankruptcy proceeding, it is likely that our senior notes will suffer significant impairment.

     If we are unable to obtain sufficient funding and/or negotiate a successful debt restructuring, whether or not we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, we may have to sell strategic assets or take other measures, which could include liquidation of our assets. Additionally, we could experience adverse impacts to our business, including but not limited to, loss of key construction vendors or suppliers, losses of customer accounts (including dark fiber customers), and loss of key management personnel. We may also lose government and regulatory support for various initiatives, including rights to build on federally owned land, that we believe are critical to our success.

SUBORDINATION -- WE ARE A HOLDING COMPANY AND OUR SENIOR NOTES ARE UNSECURED, AND THEREFORE THE SENIOR NOTES ARE EFFECTIVELY SUBORDINATED TO ALL OBLIGATIONS OF OUR SUBSIDIARIES AND TO OUR SECURED INDEBTEDNESS.

     We are a holding company and have few assets other than the capital stock of our subsidiaries. Although the senior notes are referred to as "senior notes," they are unsecured and will be effectively subordinated to all existing and future secured indebtedness of Velocita Corp. and to all existing and future indebtedness and other liabilities (including trade payable) of our subsidiaries. In the event of a bankruptcy, liquidation or similar proceeding involving our company or any of our subsidiaries, any assets that serve as collateral will be available to satisfy the obligations under any secured indebtedness before any payments are made on the senior notes and creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us, except to the extent that we may also have a claim as a creditor.

ORIGINAL ISSUE DISCOUNT -- BECAUSE THE INITIAL OFFERING PRICE OF OUR UNITS IS ALLOCABLE TO THE WARRANTS AND SENIOR NOTES, OUR SENIOR NOTES ARE CONSIDERED TO BE ISSUED WITH ORIGINAL ISSUE DISCOUNT WHICH MAY CONSTITUTE "UNMATURED INTEREST" FOR PURPOSES OF THE BANKRUPTCY CODE.

     If a bankruptcy case is commenced by or against us under the United States Bankruptcy Code, the claim of a holder of any of our senior notes with respect to the principal amount thereof may be limited to an amount equal to the sum of:

  -  the initial offering price allocable to the senior notes, and

  - that portion of the original issue discount which is not deemed to constitute "unmatured interest" for purposes of the Bankruptcy Code.

     Any original issue discount that was not amortized as of any such bankruptcy filing would constitute "unmatured interest."

RISKS RELATED TO NETWORK DEVELOPMENT

OUR RIGHTS TO THE USE OF THE DARK FIBER THAT MAKE UP OUR NETWORK MAY BE AFFECTED BY THE FINANCIAL HEALTH OF OUR FIBER PROVIDERS

     We hold some of the unlit fiber and purchased network capacity that makes up a portion of our network, particularly in our Touch America Swap routes, through long-term leases or indefeasible right of use agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network and ultimately on our results of operations. There has been increasing financial pressure on some of our fiber providers as part of the overall weakening of the telecommunications market over the past twelve to eighteen months. Consequently, in the case of a bankruptcy or financial collapse by one of our fiber providers, our rights under our dark fiber agreements remain unclear. In particular, to our knowledge, the rights of the holder of such rights in strands of unlit fiber have never been addressed by the judiciary at the state or federal level in bankruptcy.

WE DEPEND ON OUR KEY PERSONNEL AND QUALIFIED STAFF AND, IF WE LOSE THEIR SERVICES, OUR ABILITY TO MANAGE THE DAY-TO-DAY ASPECTS OF OUR BUSINESS WILL BE WEAKENED. WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We are highly dependent on the services of our management and other key personnel. The loss of the services of our senior executive management team or other key personnel could cause us to make less successful strategic decisions, which could hinder the introduction of new services or the entry into new markets. We may not be able to attract, develop, motivate and retain experienced and innovative personnel to complete our construction build and successful restructure our debt.

THE REQUIREMENT THAT WE OBTAIN PERMITS AND RIGHTS OF WAY TO DEVELOP OUR NETWORK INCREASES OUR COST OF DOING BUSINESS AND COULD ADVERSELY AFFECT OUR PERFORMANCE AND RESULTS.

     In order for us to acquire and develop our fiber networks, we must obtain local franchises and other permits, as well as rights of way and fiber capacity from entities such as incumbent carriers and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. The process of obtaining these permits and rights of way is time-consuming and burdensome and increases our cost of doing business.

     We may not be able to maintain our existing franchises, permits and rights of way that we need to implement our business. We may also be unable to obtain and maintain the other franchises, permits and rights that we require. A sustained and material failure to obtain or maintain these rights could materially adversely affect our performance and operating results in the affected metropolitan area.

COMPETITION

     The telecommunications industry is extremely competitive, particularly with respect to price and service. We face competition from existing and planned telecommunication systems with respect to each of our planned routes. Our competitors include: wholesale providers, IXCs, ILECs and CLECs, which include such companies as AT&T, WorldCom, Inc., Sprint Corp., Qwest, Touch America, Inc., Level 3 Communications, Inc. and Williams Communications Group. Potential competitors capable of offering similar services include communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers, wireless telephone operators and large end-users with private networks. Other companies may choose to compete with us in our current or planned markets, by selling or leasing fiber assets or bandwidth services to our targeted customers.

     The increased number of competitors and resulting investment in telecommunications networks has created a substantial oversupply of network capacity in the industry. While the Company believes that this oversupply condition is temporary, the oversupply has resulted in an intensely competitive environment forcing numerous competitors to curtail their business plans and, in a number of cases, to file for protection under bankruptcy or protection from creditor statutes. These factors have resulted in downward pricing pressure for our products.

     Some of our competitors have already made substantial long-term investments in the construction of fiber-optic networks and the acquisition of bandwidth. Some of these competitors have substantially greater resources, existing customers and more experience than we and directly compete with us in the market for fiber assets and bandwidth services.

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

     The market for our high-capacity telecommunication services is highly competitive and is likely to become more so as the BOCs are allowed into the in-region long distance market. The market for these services has numerous entities competing for the same customers, many of who enter into multi-year service contracts. The presence of such contracts may make it more difficult for us initially to attract customers.

     The Telecommunications Act permitted BOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region, long distance service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the Telecommunications Act's
Section 271 14-point competitive checklist. Some BOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer such "in-region, interLATA" service. For the first three years following passage of the Telecommunications Act of 1996, the FCC consistently denied the BOCs authority to provide these services, blocking BOC entry into these markets. In December 1999, however, the FCC for the first time granted such authority to Verizon authorizing it to provide in-region, interLATA service originating in New York State. Since that time, Southwestern Bell has applied for, and been granted, authority to provide interLATA long distance service in Arkansas, Missouri, and Texas. The FCC also granted Southwestern Bell's application for authority to provide interLATA long distance service in Kansas and Oklahoma, but this decision was remanded back to the FCC on December 28, 2001 by the U.S. Court of Appeals for the District of Columbia Circuit. The D.C. Circuit determined that the FCC did not properly consider certain arguments of opponents of the application and now must more fully consider these arguments on remand. Similarly, in addition to New York, Verizon has applied for, and been granted, long distance authority in Connecticut, Massachusetts, Pennsylvania and Rhode Island. Several additional applications are pending and we expect that additional BOCs will continue to file similar applications. The entrance of these and other BOCs into the in-region, interLATA market could significantly increase competition in our service markets by permitting these established telecommunications companies, which have greater financial, technical and other resources than we do, into the market for some of the same services that we intend to provide.

OTHER NETWORK DEVELOPMENT RISKS

     We have a number of other risks with respect to the development of our network, including the following:

     - Erosion of Capital Markets--Given the recent erosion in capital markets, many companies are facing constraints in their cash flows and capital raising ability, which may affect their ability to buy both dark fiber and lit fiber capacity. This adverse market condition may continue to affect all fiber-optic companies, including ours.

     - Changes in General Economic Conditions--Changes in general economic conditions in the United States and changes in federal or state laws and regulations to which we are subject, including, but not limited to, tax, environmental and employment laws and regulations.

     - Dependence on Dark Fiber and Conduit Sales--Our current financing plan depends on our ability to generate cash proceeds from dispositions of dark fiber and conduit rights. A covenant in our credit agreement requires us to generate proceeds from dark fiber and conduit dispositions in the amounts and prior to the dates specified in the credit agreement. As of March 31, 2002, we were in breach of that covenant. Our inability to sell dark fiber in the amounts included in our current projections or as specified in the credit agreement has had and may continue to have a material adverse affect on our liquidity.

     - Construction Delay--If we are unable to complete the construction of the 6,400-mile constructed portion of our network on time and in a cost-effective manner, we may not be able to generate revenues at the margins we currently expect. If the delays in our construction are significant enough, AT&T has the right to terminate our network development agreement, which in turn would have a material adverse effect on our business, operations, financial condition and liquidity.

     - Importance of Certain Agreements--We depend on our agreements with, and payments from, AT&T for the completion of our entire network. We also intend to use dispositions of fiber and conduit constructed in connection with the AT&T network development agreement as a financing source. We will also depend on the AT&T fiber purchase agreement for approximately 2,400 miles of, and on the Touch America agreement for 4,500 miles of, our planned 14,050-mile network. Our inability, or the inability of each of AT&T or Touch America to perform its obligations under these agreements, respectively, could have a material adverse affect on our financial condition.

     - Risk of Network Failure--Network disruptions could adversely affect our operating results.

     - Pricing Pressures-- Numerous other telecommunications companies are facing financial difficulties, have declared bankruptcy, and are selling telecommunications assets at distressed prices. We anticipate that prices for fiber assets will decline. If pricing pressure is greater than we anticipate, it could continue to have a material adverse affect on our liquidity.

     - Dependence on Subcontractors--We have entered into various fixed-cost construction contracts with third party construction companies to build our fiber optic network and related facilities and these construction companies rely on numerous subcontractors to fulfill their construction obligations. Although we have made timely payments to our construction companies, during 2001 some of our construction companies defaulted on their payment obligations to subcontractors and/or did not pay subcontractors in a timely manner. This resulted in some work slowdowns and work stoppage along selected routes. The slowdowns and stoppage continued until the subcontractors were paid in full for their work and received assurances they would be paid for future services. We expect that additional work slow-downs and stoppage may occur as a result of current economic conditions, continued weakness in the telecommunications sector, and liquidity problems facing many of our construction companies and their subcontractors.

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

     - Market Downturn --Deterioration in the capital markets sector, including the telecommunications industry, has had and may continue to have an adverse effect on our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We have interest rate exposure related to the credit agreement. Borrowings under the credit agreement bear interest at rates that fluctuate with changes in short-term interest rates. The weighted average interest rate based on outstanding amounts under the variable rate debt of approximately $362.4 million was approximately 6.8% as of December 31, 2001. A hypothetical increase of 1% in the variable portion of the weighted average rate (i.e. a weighted average rate of 7.8%) would increase annual interest expense of the Company by approximately $3.6 million. The credit agreement requires us to hedge the risks related to interest rate movements through the use of interest rate protection agreements or other derivative instruments and as necessary to ensure that at least 50% of our consolidated indebtedness either bears interest at a fixed rate or is protected against interest rate fluctuations by a hedging agreement that fixes or limits our interest cost. As a result of this requirement and our additional borrowings under the credit agreement during the third and fourth quarters of 2001, we entered into three interest rate cap agreements to fix the rate of interest on $125 million of the outstanding variable rate debt. The terms of the agreements provide that the net interest expense related to $125 million of the borrowings under the credit agreement will not exceed 12%. The agreements therefore cap the LIBOR portion of the interest rate at 7.25%. At December 31, 2001, we had $350 million of fixed rate debt bearing interest ranging from 6.6875% to 13.75%; however, the debt currently bearing interest at 6.6875% could potentially increase to the cap amount of 12% in the future. To maintain an effective balance of fixed and variable obligations, we may elect to enter into specific interest rate swaps or other derivative instruments, as we deem necessary. The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

MARKET RISK

     We have market risk exposure related to put warrants. We issued warrants to purchase 14,141,414 shares (subject to adjustment upon the occurrence of certain events) of the Company's common stock at $2.8125 per share. In the event that the Company does not complete an initial public offering by October 29, 2004, the holder of the warrants shall have the right to require us to repurchase the unexercised shares at the difference between the warrant exercise price and the fair market price of our common stock on the date of repurchase. If the Company is unable to pay cash or if debt terms prohibit payment of cash for the repurchase, the Company will use commercially reasonable efforts to provide substitute consideration, including subordinated indebtedness or preferred equity. We recognize changes to the fair market value of the put warrants in earnings. Changes in the fair value of our common stock affect the fair value of the put warrants. Such changes could have a material effect on our financial position and results of operations. At December 31, 2001, the fair value of the put warrants was zero, determined using the Black-Scholes option-pricing model.

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

            NAME                 AGE                            POSITION
-----------------------------  -------   ------------------------------------------------------------
Kirby G. Pickle, Jr.             45      Director and Chief Executive Officer and Acting Chief
                                         Financial Officer of Velocita Corp.
W. Terrell Wingfield, Jr.        49      Senior Vice President, General Counsel and Secretary of
                                         Velocita Corp.
Robert D. Collet                 45      Chief Technology Officer
Thomas R. McCaleb                56      Vice President, Operations of PF.Net Corp.
Robert Annunziata                53      Chairman of the Board of Directors
Sharyar Aziz(1)                  49      Director
Tim Cesarek(2)                   38      Director
Stephen Irwin(3)                 60      Director
Brian Kwait(1)(3)                40      Director
Muzzafar Mirza                   44      Director
Charles W. Moore                 35      Director
John C. Pittenger(1)(3)          45      Director
John Warta                       54      Director

----------
(1) Member of the Audit/Finance Committee of the Board of Directors.
(2) Mr. Cesarek replaced David Duncan as a Koch Telecom Ventures appointed Director effective September 7, 2001.
(3) Member of the Compensation Committee of the Board of Directors.

     KIRBY G. PICKLE, JR. has been Chief Executive Officer and a Director of Velocita Corp. since September 2000 and Acting Chief Financial Officer of Velocita Corp. since February 2002. He was President and Chief Operating Officer of Teligent, Inc. since January 1997. Prior to joining Teligent, Inc., he served as President and Chief Operating Officer of UUNet Technologies, Inc., from January 1996 to January 1997. Prior to that he was Executive Vice President of MFS Communications Company, Inc. and President and Chief Operating Officer of the MFS Intelenet Companies from August 1995 to January 1996. On May 21, 2001, Teligent, Inc. filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

     ROBERT ANNUNZIATA has been Chairman of the Board of Directors of Velocita Corp. since May 2000. Mr. Annunziata was a Director and Chief Executive Officer of Global Crossing Ltd. from February 1999 through March 2000. From September 1998 to February 1999, Mr. Annunziata was President of AT&T's business services group, responsible for the AT&T global network. Prior thereto, Mr. Annunziata was Chairman and Chief Executive Officer of the Teleport Communications Group, a competitive local exchange carrier, from 1983 to 1998. Mr. Annunziata is a Director of ADC Telecommunications Inc. and ThruPoint, Inc. Mr. Annunziata serves on various other telecommunication boards as well. He is also Chairman of the Board of the YMCA of Greater New York. On January 28, 2002, Global Crossing Ltd. filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

     W. TERRELL WINGFIELD, JR. has been Senior Vice President and General Counsel of Velocita Corp. since October 2000 and was elected Secretary in August 2001. He was Executive Vice President for Sales and Marketing for ICG Communications, Inc. from August 2000 to October 2000 and Executive Vice President for Corporate Development for ICG Communications, Inc. from March 2000 to August 2000. Prior to that he was Senior Vice President of Telephony Ventures for AT&T Broadband and Internet Services from June 1999 to March 2000. From August 1998 to March 2000, he was the Legal and Government Affairs Vice President for AT&T's Local Services Division. Prior thereto, Mr. Wingfield was Vice President and General Counsel of the Teleport Communications Group from March 1996 until it was merged into AT&T in August 1999. On November 14, 2000, ICG Communications, Inc. filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

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

     THOMAS R. MCCALEB has been Vice President, Operations of PF.Net Corp. since November 1999. Prior to that he held numerous executive and management positions with Koch Industries, Inc., most recently serving as Vice President, Network Construction of Koch Telecom Ventures from October 1999 to November 1999, and as Vice President of Koch Midstream Gasmark Company from December 1998 to April 1999. Mr. McCaleb was Executive Vice President of Koch Pipeline Company, L.P. from December 1997 to October 1998 and President from January 1996 to December 1997. He served as Vice President of Chase Pipeline Company from April 1994 to October 1998.

     SHARYAR AZIZ has been a Director of Velocita Corp. since October 1999. Mr. Aziz has been a Managing Director of UBS Warburg LLC since March 1994. Prior to that, Mr. Aziz was an Executive Vice President and Managing Director of the investment bank Smith Barney, Harris Upham & Co. Inc. Mr. Aziz is a member of the Yale Development Board.

     TIM CESAREK has been a Director of Velocita Corp. since September 2001 as a Koch Telecom Ventures appointed Director. Mr. Cesarek is the managing director of corporate finance and structuring for Koch Industries, Inc., where he is responsible for leading a team that focuses on transaction support. Such support includes the analysis, due diligence and negotiation, as well as post transaction integration and monitoring for investments, acquisitions, restructurings, joint ventures and divestitures contemplated by Koch Industries and its portfolio companies. Prior to joining Koch Industries in May 2001, Mr. Cesarek was a director of transaction services for KPMG, LLP.

     STEPHEN IRWIN has been a Director of Velocita Corp. since October 1999. Mr. Irwin was an Executive Vice President and Vice Chairman of the Board of our predecessors from April 1999 to October 1999. Mr. Irwin was Vice Chairman of the Board of Directors of GST Telecommunications, Inc. ("GST") from 1994 through February 1999. He has been of counsel at the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP since 1991.

     BRIAN KWAIT has been a Director of Velocita Corp. since October 1999. Mr. Kwait has been a Managing Principal of Odyssey Investment Partners, LLC since 1997. Prior to that, Mr. Kwait was a

Principal in the private equity-investing group of Odyssey Partners, LP from 1989 to 1996. Mr. Kwait is a director of Williams Scotsman Holdings Inc.

     MUZZAFAR MIRZA has been a Director of Velocita Corp. since October 1999 and was Chairman of the Board of Directors of Velocita Corp. from November 1999 to May 2000. Mr. Mirza has been a Managing Principal of Odyssey Investment Partners, LLC since 1997. Prior to that, Mr. Mirza was a Principal in the private equity-investing group of Odyssey Partners, LP from 1993 to 1996. From 1988 to 1993, Mr. Mirza was employed by the merchant banking group of GE Capital Corp. Mr. Mirza is a director of TransDigm Inc. and Dresser, Inc.

     CHARLES W. MOORE has been a Director of Velocita Corp. since October 1999. Since January 2000, Mr. Moore has been a Partner of UBS Capital Americas,
LLC. Prior to that, Mr. Moore has been a principal of UBS Capital LLC since March 1997. Mr. Moore is currently a Director of IFX Corp., Worknet Communications, Netstream Communications, Sonexis, Inc., Dynamicsoft, Inc.
and Tutopia.com. From November 1994 until March 1997, Mr. Moore was an associate of Greenwich Street Capital Partners LLC.

     JOHN C. PITTENGER has been a Director of Velocita Corp. since October 1999. Mr. Pittenger has been President of Koch Telecom Ventures, Inc. since 1999 and a Senior Vice President of Koch Industries, Inc. since 2000. He also served as President of Koch Realty, Inc. from December 1993 to May 1998, Managing Director of Koch Equities, Inc. from January 1994 to January 1995, Vice President of Koch Properties, Inc. from December 1995 to May 1998 and Vice President, Capital Services, of Koch Industries, Inc. from March 1996 to March 1998.

     JOHN WARTA has been a Director of Velocita Corp. since October 2001 and was a Director of Velocita from October 1999 until January 2001. Until October 1999, Mr. Warta, the founder of our company's predecessor, was President and CEO of the predecessor companies of Velocita Corp. Mr. Warta is Chairman and CEO of Pacific Lightnet, Inc., a competitive telecom company operating principally in Hawaii. Mr. Warta is the Managing Director, of NextNet Investments, which has a variety of investments in telecom ventures. Mr. Warta is also Chairman of Chandalar Communications Corporation. Mr. Warta was the chairman of the board at GST from March 1997 to August 1998. He was the chief executive officer of GST from March 1995 to August 1998. From June 1994 to April 1995, he was the President and Chief Executive Officer of GST Telecom, Inc. Mr. Warta co-founded Electric Lightwave, Inc. (ELI) in 1988, which operates fiber optic competitive access networks. He served as its president and chief executive officer from June 1989 to June 1993.

STOCKHOLDERS AGREEMENT

     We entered into a stockholders agreement, amended and restated as of May 24, 2001, with certain of our stockholders. The stockholders agreement requires that each of the parties thereto vote all of its securities to cause to be elected to our board of directors (1) up to two designees of Odyssey Investment Partners; (2) up to three designees of PF Telecom Holdings LLC; (3) up to three designees of Koch Telecom Ventures; (4) up to two designees of Cisco Systems; (5) up to one designee of UBS Capital II LLC and (6) our chief executive officer. Messrs. Mirza and Kwait are the Odyssey designees. Messrs. Aziz, Warta and Irwin are the PF Telecom designees. Messrs. Cesarek and Pittenger are the Koch Telecom designees. Mr. Moore is the designee of UBS Capital. Currently there are no Cisco designees on our board of directors. See "Description of Material Agreements--Stockholders Agreement" in Item 1 of this Report.

COMPENSATION OF DIRECTORS

     Except as set forth below, no director of our company or of our subsidiaries will receive any compensation for serving as a director. Messrs. Pickle, Annunziata, Warta and Irwin are receiving compensation as described under "--Employment and Similar Agreements" in Item 11 of this Report. At this time, non-employee directors have not been granted stock, options or warrants in such capacity.

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

     Currently, the members of the audit and finance committees are the same.

                           SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation paid to our chief executive officer and the other four most highly paid executive officers whose total salary and bonus exceed $100,000 for the year ended December 31, 2001. We refer to all of these executive officers as our Named Executive Officers.

                                                     ANNUAL COMPENSATION                  SECURITIES
                                                                           OTHER ANNUAL   UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR     SALARY     BONUS (1)    COMPENSATION     OPTIONS     COMPENSATION(2)
Kirby G. Pickle, Jr. (3) (4)........      2001   $ 500,000   $       --         --               --            $ 18,287
    Chief Executive Officer and Acting    2000     193,269    3,700,000         --        4,000,000            $  4,000
    Chief Financial Officer

Donald W. Bolar (3) (5) ............      2001     400,000   $       --         --               --              13,000
    President, PF.Net Network Services    2000     276,359      356,600         --        2,800,000               7,000
    Corp.
                                          2001     364,500   $                  --               --              13,000
Robert D. Collet (3) (6) ...........      2000     100,000           --         --        1,000,000               4,000
    Chief Technology Officer                                    274,200

David L. Taylor (7) ................      2001     250,000   $                  --               --             205,967
    Chief Financial Officer               2000     250,000           --         --        1,600,000              12,000
                                          1999     125,000      250,000         --               --                  --
                                                                     --
W. Terrell Wingfield, Jr. (3) (8)...      2001     300,000   $       --         --               --              76,694
    Senior Vice President, General        2000      58,077      356,600         --        1,000,000                  --
    Counsel and Secretary

----------
(1) Amounts indicated reflect signing and performance bonuses earned or paid during the year 2000. No bonuses were paid for the year ended December 31, 2001. The compensation committee awarded performance-based bonuses in accordance with our employment agreements, see "--Employment and Similar Agreements" in Item 11 of this Report.
(2) For 2001, includes for Mr. Pickle: $14,000 for the auto allowance and $4,287 for contributions made by us on behalf of Mr. Pickle under our 401(k) plan; for Mr. Bolar $13,000 for the auto allowance; for Mr. Collet $13,000 for the auto allowance; for Mr. Taylor $14,000 for the auto allowance, $191,967 for reimbursement of relocation expenses; for Mr. Wingfield $72,944 for reimbursement of relocation expenses and $3,750 for contributions made by us under the 401(k) plan on behalf of Mr. Wingfield.
(3) Salary amount listed for the year ended December 31, 2000 is not per annum, but for part-year employment during 2000. For per annum salaries of these officers, see "--Employment and Similar Agreements" in Item 11 of this Report.

(4) Mr. Pickle was retained as Chief Executive Officer effective September 7, 2000.
(5) Mr. Bolar was retained as our President, PF.Net Network Services effective April 24, 2000. Mr. Bolar received notice on February 28, 2002 that his position, President of PF.Net Network Services, Inc., was being eliminated, effective April 29, 2002.
(6) Mr. Collet was retained as President, Internet and Advanced Data Services effective September 1, 2000 and more recently has assumed the role of Chief Technology Officer in 2001.
(7) Mr. Taylor resigned from the position of Chief Financial Officer and Treasurer effective February 18, 2002.
(8) Mr. Wingfield was retained as our Senior Vice President and General Counsel effective October 23, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

     We did not grant any stock options or stock appreciation rights to the Named Executive Officers during the year ended December 31, 2001.

       AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES

     The following table sets forth information concerning unexercised stock options held by the Named Executive Officers as of December 31, 2001.

                                                             NUMBER OF SECURITIES
                                SHARES                      UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                              ACQUIRED ON      VALUE        OPTIONS AT DECEMBER 31,         IN-THE-MONEY OPTIONS AT
                              EXERCISE(#)    REALIZED($)             2001                    DECEMBER 31, 2001(1)

NAME                                                      EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
Kirby G. Pickle, Jr..........     --            --          1,000,000       3,000,000       $  --           $  --

Donald W. Bolar(3)...........     --            --            700,000       2,100,000          --              --

Robert D. Collet ............     --            --            250,000         750,000          --              --

David L. Taylor (2) .........     --            --          1,244,444         355,556          --              --

W. Terrell Wingfield, Jr. ...     --            --            250,000         750,000          --              --

----------
(1) None of the options held by the Named Executive Officers are in-the-money.

(2) Mr. Taylor resigned as our Chief Financial Officer and Treasurer effective February 18, 2002. On that date, all of his unvested options were canceled. In addition, Mr. Taylor forfeited 50% of his vested options. Mr. Taylor may exercise his remaining vested options through October 1, 2004 and, if not exercised, the options will be canceled in October 2004.

(3) Mr. Bolar was notified on February 28, 2002 that his employment will be terminated on April 29, 2002. Based on the terms of his employment agreement, Mr. Bolar will receive accelerated vesting of options to purchase 700,000 shares of our common stock, and he will hold on his termination date, vested options to purchase a total of 2,100,000 shares of our common stock. Mr. Bolar has 180 days to exercise his vested options and, if not exercised, those options will be canceled. On his termination date, his unvested options to purchase 700,000 shares of our common stock will be canceled.

ITEM 11. EMPLOYMENT AND SIMILAR AGREEMENTS

KIRBY G. PICKLE, JR.

     Mr. Pickle is currently employed as Chief Executive Officer by Velocita Corp. pursuant to an agreement (represented by a summary term sheet) dated as of September 7, 2000. The agreement provides for an initial term ending August 31, 2004, automatically renewable for three additional one-year terms unless either Mr. Pickle or we give a timely written notice of nonrenewal. Mr. Pickle is entitled to receive an annual salary of $500,000. Our board of directors will annually review his salary and may increase but not decrease his annual salary in our sole discretion based on Mr. Pickle's performance during the preceding year. Mr. Pickle is eligible to receive an annual bonus in an amount of up to 100% of his base compensation or as otherwise determined by the Board of Directors, except that the bonus for the year 2000 was prorated for the portion of the year worked by Mr. Pickle. The bonus amount, if any, will be determined by our board of directors based on performance criteria. Pursuant to this employment agreement, Mr. Pickle was paid a signing bonus of $3,500,000 and we have granted Mr. Pickle options to purchase 4,000,000 shares of our common stock exercisable at $6.40 per share that vest over a four-year period. Certain change of control events and the successful completion of an Initial Public Offering will cause one hundred percent of Mr. Pickle's options and stock awards to be vested. Mr. Pickle has agreed to maintain the confidentiality of our information and not to compete with us for the period from the date of the agreement until the second anniversary of his termination date or, in the event he terminates his employment "for good reason," as defined in the agreement, or we terminate his employment "without cause," as defined in the agreement, until the date he ceases to receive payments from the company. Upon termination, Mr. Pickle will receive his base compensation and any other payments due him under our policies, through the effective date of termination. Mr. Pickle can be terminated "for cause" as defined in the agreement or due to a disability or other cause preventing him from performing a substantial portion of his duties. If he is terminated "without cause," or if he terminates his employment "for good reason," we will pay him an amount equal to his base compensation for the remainder of the term of the agreement, but for no greater than two years and no less than one year.

ROBERT ANNUNZIATA

     Mr. Annunziata is currently the Executive Chairman of the Board of Directors of Velocita Corp. pursuant to an agreement dated October 1, 2001. The agreement provides that Mr. Annunziata's term will extend through December 31, 2002, unless it is mutually agreed to extend the term. The agreement entitles Mr. Annunziata to annual compensation consisting of a base compensation of $500,000 and a minimum bonus of $500,000 during 2002 if bonuses are paid to executive management. He also received a signing bonus of $2.5 million paid in equal installments during October 2001 and January 2002. The agreement entitles Mr. Annunziata to bonuses in connection with certain transactions, as defined in the agreement, which may be entered into by the Company during the term of the agreement. As a result of the agreement, on October 1, 2001, Mr. Annunziata forfeited all of his options to purchase a total of 4.2 million shares of our common stock. Upon termination during the term of the agreement, Mr. Annunziata will receive his base compensation and any other payments due him under our policies, through the effective date of termination. If Mr. Annunziata is terminated by us without "Cause" or he terminates the agreement with "Good Reason", both as defined in the agreement, he will receive his base compensation through December 31, 2002, or twelve months, if greater and the annual bonus for the year of termination.

     Also as of October 1, 2001, Mr. Annunziata entered into an agreement with our current shareholders pursuant to which he will be eligible to receive 5% of the "Profit" of each shareholder upon the completion of a transaction or series of related transactions, as defined in the agreement. Mr. Annunziata will only receive the payment if he fulfills his obligations under the agreement described above and he is serving as our Executive Chairman at the time of execution of the transaction, subject to certain termination provisions contained in the agreement. The amount of payment received by Mr. Annunziata under this agreement is subject to adjustment based on conditions as specified in the agreement.

STEPHEN IRWIN

     Mr. Irwin was retained by PF.Net Corp. pursuant to an agreement dated November 1, 1999. He was employed by us until December 31, 2000 at which time he became a consultant to us under the terms of his agreement. Under the agreement, we will retain Mr. Irwin as a consultant for a term of five years beginning on January 1, 2001 for a monthly fee of $10,000 plus $2,500 for his general office expenses. In addition, we will provide for the cost of healthcare insurance for Mr. Irwin and his spouse, as well as life insurance for Mr. Irwin in a face amount of $1.0 million during the term of his consulting agreement. Mr. Irwin has agreed to maintain the confidentiality of our information and not to compete with us for the period from the date of the agreement until the last day of his consulting term, but in no event beyond December 31, 2005.

JOHN WARTA

     Mr. Warta was retained by PF.Net Corp. pursuant to an agreement dated November 1, 1999. He was employed by us until December 31, 2000 at which time he became a consultant to us under the terms of his agreement. Under the agreement, we will retain Mr. Warta as a consultant for a term of five years beginning on his termination date for a monthly fee of $10,000 plus $2,500 for his general office expenses. In addition, we will provide for the cost of healthcare insurance for Mr. Warta and his spouse, as well as life insurance for Mr. Warta in a face amount of $1.0 million during the term of his consulting agreement. Mr. Warta has agreed to maintain the confidentiality of our information and not to compete with us for the period from the date of the agreement until the last day of his consulting term, but in no event beyond December 31, 2005.

DONALD W. BOLAR

     Mr. Bolar is currently employed as President of PF.Net Network Services, Inc. pursuant to an employment agreement dated as of April 12, 2000. The agreement provides for an initial term commencing on April 24, 2000 and ending on April 11, 2004, automatically renewable for three additional one-year terms unless Mr. Bolar was given timely written notice of nonrenewal, which notice we gave on February 28, 2002, as further described below. Mr. Bolar was entitled to receive an annual salary of $400,000. Pursuant to this employment agreement, we agreed to grant Mr. Bolar ten-year options that vest over a four-year period, to purchase 2,800,000 shares of our common stock, 800,000 of which are exercisable at $2.8125 per share and 2,000,000 of which are exercisable at $6.40 per share. Mr. Bolar agreed to maintain the confidentiality of our information and not to compete with us during the period of his employment until the first anniversary of his termination date. On February 28, 2002, Mr. Bolar was notified his position was being eliminated effective April 29, 2002. In a separation and release agreement dated March 8, 2002, Mr. Bolar agreed to accept a lump sum payment of $250,000 plus payment of COBRA benefits, in lieu of amounts due to him under his employment agreement.

ROBERT D. COLLET

     Mr. Collet is currently employed as Chief Technology Officer by Velocita Corp. pursuant to an agreement (represented by a summary term sheet) dated as of September 1, 2000. The agreement provides for an initial term ending August 31, 2004, automatically renewable for three additional one-year terms unless either Mr. Collet or we give a timely written notice of nonrenewal. Mr. Collet is entitled to receive an annual salary of $300,000. Our board of directors will annually review his salary and may increase but not decrease his annual salary in our sole discretion based on Mr. Collet's performance during the preceding year. Mr. Collet will be eligible to receive an annual bonus in an amount of up to 100% of his base compensation, except that the bonus for the year 2000 will be prorated for the portion of the year worked by Mr. Collet. The bonus amount, if any, will be determined by our board of directors based on performance criteria. Pursuant to this employment agreement, Mr. Collet was paid a signing bonus of $175,000 and we have granted Mr. Collet options to purchase 1,000,000 shares of our common stock exercisable at $6.40 per share that vest over a four-year period. Mr. Collet has agreed to maintain the confidentiality of our information and not to compete with us for the period from the date of the agreement until the second anniversary of his termination date or, in the event he terminates his employment "for good reason," as defined in the agreement, or we terminate his employment "without cause," as defined in the agreement, until the date he ceases to receive payments from the company. Upon termination, Mr. Collet will receive his base compensation and any other payments due him under our policies, through the effective date of termination. Mr. Collet can be terminated "for cause" as defined in the agreement or due to a disability or other cause preventing him from performing a substantial portion of his duties. If he is terminated "without cause," or if he terminates his employment "for good reason," we will pay him an amount equal to his base compensation for the remainder of the term of the agreement, but for no greater than two years and no less than one year.

ANTHONY D. MARTIN

     Mr. Martin was employed as President and Chief Operating Officer of Velocita Corp. pursuant to an employment agreement dated as of March 31, 2000. Pursuant to this employment agreement, Mr. Martin was granted seven-year options to purchase 2,800,000 options that vest over a four-year period, 800,000 of which are exercisable at $2.8125 per share and 2,000,000 of which are exercisable at $6.40 per share. Effective December 31, 2000, Mr. Martin resigned his employment with us pursuant to an agreement whereby he received a pro-rated bonus related to 2000 of $300,000, a monthly consulting fee of $5,000 payable through December 31, 2001, and a total amount of $800,000 which will be paid on a monthly basis through December 31, 2002. Upon his resignation, 75 percent of Mr. Martin's stock options were canceled, 25 percent were immediately vested, and the exercise period for the vested options was reduced to extend through June 30, 2002.

DAVID L. TAYLOR

     Mr. Taylor was employed as Chief Financial Officer by Velocita Corp. pursuant to an agreement dated as of October 1, 1999. Pursuant to this employment agreement, Mr. Taylor was granted five-year options to purchase 1,600,000 shares of our common stock exercisable at $1.97 per share that vest over a three-year period. Mr. Taylor agreed to maintain the confidentiality of our information and not to compete with us for the period from the date of the agreement until the first anniversary of his termination date. Upon termination, Mr. Taylor is entitled to receive his base compensation and any other payments due him under our policies, through the effective date of termination. Effective February 18, 2002, Mr. Taylor resigned from the Company. Upon his resignation, Mr. Taylor forfeited all of his unvested options and 50% of his vested options.

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

EQUITY INCENTIVE PLAN

     Our Board of Directors has adopted and our stockholders have approved the Velocita Corp. 1999 Equity Incentive Plan (Amended and Restated effective as of July 12, 2000), which we also refer to as the Equity Plan. The principal purpose of the Equity Plan is to attract, retain and motivate selected officers, employees, consultants and directors through the granting of stock-based compensation awards. The Equity Plan provides for the award of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and shares of restricted stock. A total of 25,000,000 shares of common stock are reserved for issuance under the Equity Plan, of which 13,349,126 were subject to outstanding awards as of February 28, 2002. A total of 4,369,162 options will be canceled upon termination of employees who fall under the WARN Act. Upon the occurrence of certain events following an initial public offering of our common stock, the maximum number of shares that may be subject to awards granted under the Equity Plan to any individual in any calendar year cannot exceed 7,500,000.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2002, certain information regarding the beneficial ownership of our senior preferred stock and common stock with respect to:

     - each beneficial owner of more than 5.0% of our outstanding Series A and Series B Senior Preferred Stock and common stock,

     - beneficial ownership of our Series A and Series B Senior Preferred Stock and common stock by each of our directors and our Named Executive Officers, and

     -    all of our directors and executive officers as a group.

         Except as otherwise indicated below, each of the following persons can be reached care of Velocita Corp. at 2941 Fairview Park Drive, Suite 200, Falls Church, VA 22042.

                                          SERIES A SENIOR PREFERRED         SERIES B SENIOR              COMMON STOCK
                                                     STOCK                  PREFERRED STOCK          BENEFICIALLY OWNED(1)
                                         ----------------------------    ----------------------      ----------------------
                                                         PERCENTAGE                  PERCENTAGE                   PERCENTAGE
NAME OF BENEFICIAL OWNER                    SHARES        OF CLASS       SHARES       OF CLASS       SHARES        OF CLASS
------------------------                    ------        --------       ------       --------       ------        --------
EXECUTIVE OFFICERS AND DIRECTORS
   Robert Annunziata (A) (2)...........           --            0.0%           --          0.0%              --        0.0%
   Kirby G. Pickle, Jr. (A) (B) (3)....           --            0.0%           --          0.0%       1,000,000        1.2%
   Donald W. Bolar (B) (4).............           --            0.0%           --          0.0%       2,100,000        2.6%
   Robert D. Collet (B) (5)............           --            0.0%           --          0.0%         250,000        *
   David L. Taylor (B) (6).............           --            0.0%           --          0.0%         622,222        *
   W. Terrell Wingfield, Jr. (B) (7)...           --            0.0%           --          0.0%         250,000        *
   Sharyar Aziz (A) (8)................      305,000           24.4%           --          0.0%      13,773,429       14.7%
   Tim Cesarek (A) (9).................           --            0.0%           --          0.0%      40,000,000       50.0%
   Ammar Hanafi (A) (10) ..............           --            0.0%    2,000,000        100.0%      25,599,673       24.2%
   Stephen Irwin (A) (11)..............           --            0.0%           --          0.0%              --        0.0%
   Brian Kwait (A) (12)................      840,000           67.2%           --          0.0%      37,933,377       32.2%
   Muzzafar Mirza (A) (13).............      840,000           67.2%           --          0.0%      37,933,377       32.2%
   Charles W. Moore (A) (14)...........      300,000           24.0%           --          0.0%      13,547,635       14.5%
   William Nuti (A) (15) ..............           --            0.0%    2,000,000         100.0%     25,599,673       24.2%
   John Pittenger (A) (16).............           --            0.0%           --          0.0%      40,000,000       50.0%
   John Warta (A) (17).................           --            0.0%           --          0.0%      40,000,000       50.0%
   All executive officers and
     directors as a group  (18) .......    1,144,000           91.2 %    2,000,00         100.0%    121,528,701      100.0%

OTHER 5% STOCKHOLDERS
   AT&T Corp. (19) ....................           --            0.0%           --          0.0%      14,141,414       15.0%
   First Union Corporation (20)........      110,000            8.8%           --          0.0%       7,795,748        8.9%
   Koch Telecom Ventures, Inc. (21)....           --            0.0%           --          0.0%      40,000,000       50.0%
   Odyssey (22)........................      840,000           67.2%           --          0.0%      37,933,377       32.2%
   PF Telecom Holdings LLC (23)........           --            0.0%           --          0.0%      40,000,000       50.0%
   UBS Capital II LLC (24).............      300,000           24.0%           --          0.0%      13,547,635       14.5%
   Cisco Systems, Inc. (25) ...........           --            0.0%    2,000,000        100.0%      25,599,673       24.2%

----------
* Less than one percent of the outstanding Common Stock.
(A) Director
(B) Executive Officer

(1) Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The percentages of our common stock outstanding are based upon 80,000,000 shares outstanding as of March 31, 2002, except for certain parties who hold options, warrants or convertible securities that are exercisable or convertible into shares of common stock within 60 days of March 31, 2002. The percentages for those parties who hold options, warrants or convertible securities that are exercisable or convertible within 60 days of March 31, 2002 are based on the sum of 80,000,000 shares outstanding plus the number of shares of common stock subject to options, warrants or convertible securities that are exercisable or convertible within 60 days of March 31, 2002 held by them and no other person, as indicated in the following notes. The numbers of shares of common stock beneficially owned has been determined for purposes of these two columns assuming the conversion of 1,250,000 shares of our series A senior preferred stock, the conversion of 2,000,000 shares of our series B senior preferred stock and the exercise of options and warrants exercisable into shares of common stock within 60 days of March 31, 2002. These numbers of shares of common stock do not include (a) warrants and options that are exercisable into shares of common stock after 60 days from March 31, 2002, (b) warrants to purchase shares of common stock issued to Odyssey (as defined in footnote (22) below) and its co-investors, (c) warrants to purchase shares of common stock issued to PF Telecom Holdings LLC and Koch Telecom Ventures, Inc., (d) warrants to purchase shares of common stock issued to Cisco Systems, Inc. and (e) warrants to purchase shares of common stock issued to purchasers of our senior notes. See "Certain Relationships and Related Party Transactions" in Item 13 of this Report.

(2) Mr. Annunziata forfeited all of his options in connection with the agreement entered into as of October 1, 2001. See "-Employment and Similar Agreements" within Item 10 of this Report.

(3) Consists of 1,000,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2002.

(4) Consists of 2,100,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2002.

(5) Consists of 250,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2002.

(6) Consists of 622,222 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2002.

(7) Consists of 250,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2002.

(8) Consists of (a) 300,000 shares of series A senior preferred stock and 13,547,635 shares of common stock issuable upon conversion of the series A senior preferred stock, as of March 31, 2002 deemed to be beneficially owned by UBS Capital II LLC and (b) 5,000 shares of series A senior preferred stock and 225,794 shares of common stock issuable upon conversion of the senior preferred stock, as of March 31, 2002, indirectly held by Mr. Aziz through PF Coinvestment II, LLC, an entity controlled by Odyssey Investment Partners, LLC (see footnote (22) below). Mr. Aziz is a managing director of UBS Warburg LLC, which may be considered to be an affiliate of UBS Capital II LLC. As a result, Mr. Aziz may be deemed to share voting and investment power with respect to the shares referred to in clause (a) of the first sentence of this footnote. Mr. Aziz disclaims beneficial ownership of all of the shares referred to in clauses (a) and (b) above.

(9) Consists of 40,000,000 shares of common stock beneficially owned by Koch Telecom Ventures, Inc. Mr. Cesarek is the managing director of corporate finance and structuring for Koch Industries, Inc., the indirect parent company of Koch Telecom Ventures, Inc. As a result, Mr. Cesarek may be deemed to share voting and investment power with respect to the shares deemed to be owned by Koch Telecom Ventures, Inc. Mr. Cesarek disclaims beneficial ownership of these shares.

(10) Consists of 2,000,000 shares of series B senior preferred stock and 25,599,673 shares of common stock issuable upon conversion of the series B senior preferred stock, as of March 31, 2002, deemed to be beneficially owned by Cisco Systems, Inc. Mr. Hanafi is vice president of corporate business development at Cisco Systems, Inc. As a result, Mr. Hanafi may be deemed to share voting and investment power with respect to these shares. Mr. Hanafi disclaims beneficial ownership of these shares. Mr. Hanafi resigned from our board of directors on April 10, 2002.

(11) Does not include the 40,000,000 shares of common stock beneficially owned by PF Telecom Holdings LLC. See footnote (23) below.

(12) Consists of 840,000 shares of series A senior preferred stock and 37,933,377 shares of common stock issuable upon conversion of the series A senior preferred stock, as of March 31, 2002, deemed to be beneficially owned by Odyssey (as defined in footnote (22) below). Mr. Kwait is a managing member of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC. As a result, Mr. Kwait may be deemed to share voting and investment power with respect to these shares. Mr. Kwait disclaims beneficial ownership of these shares.

(13) Consists of 840,000 shares of series A senior preferred stock and 37,933,337 shares of common stock issuable upon conversion of the series A senior preferred stock, as of March 31, 2002, deemed to be beneficially owned by Odyssey (as defined in the footnote (22) below). Mr. Mirza is a managing member of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC. As a result, Mr. Mirza may be deemed to share voting and investment power with respect to these shares. Mr. Mirza disclaims beneficial ownership of these shares.

(14) Consists of 300,000 shares of series A senior preferred stock and 13,547,635 shares of common stock issuable upon conversion of the series A senior preferred stock, as of March 31, 2002, deemed to be beneficially owned by UBS Capital II LLC. Mr. Moore is a Partner of UBS Capital Americas LLC, which is an affiliate of UBS Capital II LLC. As a result, Mr. Moore may be deemed to share voting and investment power with respect to these shares. Mr. Moore disclaims beneficial ownership of these shares.

(15) Consists of 2,000,000 shares of series B senior preferred stock and 25,599,673 shares of common stock issuable upon conversion of the series B senior preferred stock, as of March 31, 2002, deemed to be beneficially owned by Cisco Systems, Inc. Mr. Nuti is senior vice president of worldwide service provider operations for Cisco Systems, Inc. As a result, Mr. Nuti may be deemed to share voting and investment power with respect to these shares. Mr. Nuti disclaims beneficial ownership of these shares. Mr. Nuti resigned from our board of directors on April 10, 2002.

(16) Consists of 40,000,000 shares of common stock beneficially owned by Koch Telecom Ventures, Inc. Mr. Pittenger is President of Koch Telecom Ventures, Inc. and a Senior Vice President of Koch Industries, Inc., the indirect parent company of Koch Telecom Ventures, Inc. As a result, Mr. Pittenger may be deemed to share voting and investment power with respect to the shares deemed to be owned by Koch Telecom Ventures, Inc. Mr. Pittenger disclaims beneficial ownership of these shares.

(17) Consists of 40,000,000 shares of common stock beneficially owned by PF Telecom Holdings, LLC. John Warta and Georgiana Warta, his spouse, directly and indirectly own approximately 58% of the outstanding membership interests of PF Telecom Holdings, LLC.

(18) As described (a) in footnotes (12), (13) and (22), Messrs. Kwait and Mirza may each be deemed to share investment and voting power with respect to 840,000 shares of series A senior preferred stock and 37,933,377 shares of common stock issuable upon conversion of the series A senior preferred stock, as of March 31, 2002, deemed to be beneficially owned by Odyssey (as defined in footnote (22) below), (b) in footnotes (8), (14) and (24), Messrs. Aziz and Moore may be deemed to share investment and voting power with respect to 300,000 shares of series A senior preferred stock and 13,547,635 shares of common stock issuable upon conversion of the series A senior preferred stock, as of March 31, 2002 deemed to be beneficially owned by UBS Capital II LLC,
     (c) in footnote (8), Mr. Aziz may be deemed to beneficially own 5,000 shares of series A senior preferred stock and 220,287 shares of common stock held by PF Coinvestment II, LLC, an entity controlled by Odyssey, (d) in footnotes (9) and (16), Messrs. Cesarek and Pittenger may be deemed to share voting and investment power with respect to 40,000,000 shares of common stock beneficially owned by Koch Telecom Ventures, Inc., and (e) in footnotes (10) and (15), Messrs. Hanafi and Nuti may be deemed to share voting and investment power with respect to 2,000,000 shares of series B senior preferred stock and 25,599,673 shares of common stock issuable upon conversion of the series B senior preferred stock, as of March 31, 2002 deemed to be beneficially owned by Cisco Systems, Inc. Each of Messrs. Kwait, Mirza, Aziz, Moore, Cesarek, Pittenger, Hanafi and Nuti disclaims ownership of these shares. Excluding such shares, all officers and directors as a group beneficially own no shares of senior preferred stock and 44,222,222 shares of common stock or 55.3%.

(19) Consists of 14,141,414 shares (subject to increase due to the occurrence of certain events as defined in the warrant agreement) of common stock issuable upon exercise of warrants exercisable within 60 days of March 31, 2002. The address of AT&T Corp. is 295 North Maple Avenue, Basking Ridge, New Jersey 07920.

(20) Consists of (a) 110,000 shares of series A senior preferred stock and 4,967,466 shares of common stock issuable upon conversion of the senior preferred stock, as of March 31, 2002 held by First Union Capital Partners, LLC and (b) 2,828,282 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 31, 2002 held by First Union Investors, Inc. First Union Capital Partners, LLC and First Union Investors, Inc. are wholly-owned subsidiaries of First Union Corporation. The address of First Union Corporation is 301 South College St., Charlotte, North Carolina 28288.

(21) The address of Koch Telecom Ventures, Inc. is 4111 East 37th Street North, Wichita, Kansas 67220.

(22) Consists of 840,000 shares of series A senior preferred stock and 37,933,377 shares of common stock issuable upon conversion of the series A senior preferred stock, as of March 31, 2002, owned in the aggregate by Odyssey Investment Partners Fund, LP (the "Fund"), Odyssey Coinvestors, LLC ("Coinvestors"), PF Coinvestment, LLC ("PF I") and PF Coinvestment II, LLC ("PF II" and, together with the Fund, Coinvestors and PF I, "Odyssey"). Odyssey Capital Partners, LLC is the general partner of the Fund. Odyssey Investment Partners, LLC is the manager of the Fund and the managing member of each of Coinvestors, PF I and PF II. The principal business address for Odyssey is 280 Park Avenue, West Tower, 38th Floor, New York, New York 10017. Brian Kwait and Muzzafar Mirza are managing members of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC and, therefore, may each be deemed to share voting and investment power with respect to the shares deemed to be owned by Odyssey. Each of them disclaims beneficial ownership of these shares.

(23) The address of PF Telecom Holdings LLC is 1701 Broadway Street, Suite 358, Vancouver, Washington 98663. Stephen Irwin's children and spouse, Karen Irwin, indirectly own approximately 20% of the outstanding membership interests of PF Telecom Holdings LLC.

(24) Consists of 300,000 shares of series A senior preferred stock and 13,547,635 shares of common stock issuable upon conversion of the series A senior preferred stock, as of March 31, 2002. UBS Capital II LLC may be considered to be an affiliate of UBS Warburg LLC. The address of UBS Capital II LLC is 299 Park Avenue, New York, New York 10171.

(25) Consists of 2,000,000 shares of series B senior preferred stock and 25,599,673 shares of common stock issuable upon conversion of the series B senior preferred stock, as of March 31, 2002. The address of Cisco Systems, Inc. is 170 W. Tasman Dr., San Jose, California 95134.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ODYSSEY INVESTMENT AND RELATED TRANSACTIONS

     On October 29, 1999, we entered into a subscription agreement with Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC and UBS Capital II LLC. Pursuant to this agreement, the Odyssey entities and UBS Capital committed to purchase up to an aggregate of $125.0 million or 1,250,000 shares of our Series A senior cumulative convertible preferred stock and warrants to purchase shares of our common stock. The subscription agreement contained customary provisions, including representations and warranties with respect to the condition and operation of our business. On October 29, 1999, the Odyssey entities invested $34.0 million of their $95.0 million commitment and UBS Capital invested over $10.0 million of its $30.0 million commitment. The remainder of the outstanding commitments under the subscription agreement was funded on May 10, 2000.

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

     In connection with the Odyssey equity investment, we entered into a stockholders agreement with each holder of our outstanding shares of common stock and senior preferred stock and certain holders of warrants to purchase shares of common stock. This agreement was amended and restated as of May 24, 2001, in connection with the consummation of the Cisco financing transaction. See "Description of Material Agreements--Stockholders Agreement" in Item 1 of this Report.

     As part of the consideration of the subscription agreement, we issued to Odyssey and the other purchasers named therein warrants to purchase up to 14% of our common stock calculated on a fully diluted basis at an exercise price of $0.01 per share. These warrants vest and become exercisable if, prior to July 31, 2002, we do not meet a targeted level of sales, leases, IRUs and swaps of dark fiber and conduit. If we do not meet this target level, these dark fiber warrants will vest and become automatically exercisable into a number of shares of common stock up to a maximum of 14% of the fully diluted common stock, depending upon how far our actual sales, leases and swaps of dark fiber and conduit have deviated from the target level. We do not currently expect to meet this targeted level of sales, leases, IRUs and swaps of dark fiber and conduit by July 31, 2002. In addition, if within five years of the initial issuance of the dark fiber warrants the holder of any dark fiber warrant achieves cash proceeds from the sales of senior preferred stock and common stock equal to a five times return of their investment, the unexercised portion of the dark fiber warrant shall automatically terminate. These dark fiber warrants expire on May 15, 2010.

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

CISCO SYSTEMS EQUITY INVESTMENT AND RELATED TRANSACTIONS

     On May 24, 2001, we issued 2,000,000 shares of our series B preferred stock to Cisco Systems, Inc. for gross proceeds of $200 million. The series B preferred stock has an initial liquidation preference of $100 per share. Dividends on the series B preferred stock are cumulative from the date of issuance at an annual rate equal to the liquidation preference multiplied by 10% compounded quarterly, payable in increases in the liquidation preference of the series B preferred stock. Holders of the series B preferred stock may convert their shares, in whole or in part, into common stock by dividing the sum of the liquidation preference plus accrued dividends by the conversion price of $8.50 per share. In connection with the issuance of the series B preferred stock, we entered into a subscription agreement with Cisco Systems, Inc. The subscription agreement contained customary provisions, including representations and warranties with respect to the condition and operation of our business. William Nuti, a director of ours from May 2001 to April 10, 2002, is senior vice president of worldwide service provider operations for Cisco Systems and Ammar Hanafi, a director of ours from May 2001 to April 10, 2002, is vice president of corporate business development at Cisco Systems.

     In connection with the issuance of the series B preferred stock, we granted to Cisco contingent anti-dilution warrants to purchase shares of common stock at a price of $0.01 per share. The anti-dilution warrants vest and become exercisable from time to time in connection with the vesting of other contingent warrants previously issued by us for a number of shares of common stock that will cause the percentage of the common stock held by Cisco after giving effect to the exercise of the anti-dilution warrants and the other previously issued contingent warrants to equal the percentage of the common stock held by Cisco immediately prior to such exercise.

     In connection with the issuance of the series B preferred stock, we issued contingent warrants to Cisco to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. These performance warrants will vest and become exercisable on (a) the date of any equity issuance at a price per share that is less than Cisco's effective cost per share, except for certain exempt issuances, as defined in the warrant agreement or (b) June 30, 2003, in the event of a failure to reach certain revenue and EBITDA targets, as defined in the warrant agreement, or a failure to complete a sale of our company or public offering at specified valuations. We did not meet a revenue target as of March 31, 2002 and we expect to issue the performance warrants to Cisco in 2003. The number of shares of common stock issuable upon conversion of the performance warrants is subject to adjustment if shares of our common stock are granted or sold at a price per share that is less than the fair value of each share of common stock on the date of grant or sale.

     In connection with the Cisco financing transactions, we amended and restated our existing stockholders agreement. Cisco is a party to this agreement. See "Description of Material Agreements--Stockholders Agreement" in
Item 1 of this Report.

     On April 12, 2001, PF.Net Corp., a wholly-owned subsidiary of Velocita Corp. entered into the Supply Agreement with Cisco pursuant to which Cisco supplies optronics and data internetworking equipment for Velocita's fiber-optic network. All of the provisions of this agreement became effective on May 24, 2001. Under the Supply Agreement, we also entered into a "take-or-pay" obligation with Cisco through May 2003 with respect to $225 million of equipment and services. During fiscal year 2001, we have purchased $51.0 million of equipment and services from Cisco.

DEBT FINANCINGS

     On March 31, 2000, we entered into a $350.0 million senior secured credit agreement with First Union National Bank to replace a credit agreement with Lucent through an assignment of the Lucent credit agreement, as amended, to First Union.

     On May 10, 2000, we completed a units offering of senior notes and warrants, using approximately $66.7 million of the net proceeds to repay the outstanding borrowings under our interim credit facility. UBS Warburg LLC was an initial purchaser in the units offering and received customary fees and reimbursement of expenses in connection with the offering. Sharyar Aziz, one of our directors, is a Managing Director of UBS Warburg LLC, one of the initial purchasers of the units offering and a joint lead arranger under our interim credit facility. Charles W. Moore, one of our directors, is a Partner of UBS Capital Americas LLC, which may be considered to be an affiliate of UBS Warburg LLC. UBS Warburg LLC performed certain financial advisory services for us in connection with the interim credit facility and received customary compensation.

     On May 24, 2001, our wholly-owned subsidiary, PF.Net Corp., amended its credit agreement with First Union National Bank, as administrative agent, to provide for an additional $297.4 million in vendor financing to be provided by Cisco Systems Capital Corporation, a subsidiary of Cisco Systems, Inc., in the amount of $285.0 million and by Koch Telecom Ventures, Inc. in the amount of approximately $12.4 million. Concurrently, Koch Telecom Ventures received $12.4 million under the terms of the subordinated note dated October 29, 1999. The subordinated note had been issued in exchange for the right to use rights of way and other assets held by an affiliate of Koch Telecom Ventures in the construction of our network. See "--Other Related Party Transactions" in
Item 13 of this Report. First Union Capital Partners, LLC holds 110,00 shares of our series A preferred stock and First Union Investors, Inc. holds warrants to purchase 2,828,282 shares of our common stock. First Union
Capital Partners, LLC and First Union Investors, Inc. are affiliates of First Union National Bank. First Union National Bank received customary compensation and reimbursement of expenses in connection with the amendment to the credit agreement. Koch Telecom Ventures is an indirect subsidiary of Koch Industries, Inc. Joseph W. Moeller, one of our directors in 2001, is President and Chief Operating Officer of Koch Industries, Inc. John C. Pittenger, one of our directors, is President of Koch Telecom Ventures, Inc. and a Senior Vice President of Koch Industries, Inc. Tim Cesarek, one of our directors, is a Managing Director of Koch Industries, Inc.

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

OTHER RELATED PARTY TRANSACTIONS

     Our wholly owned subsidiary entered into the Amended and Restated Fiber Networks Development Agreement with Sea Breeze Communication Company, an affiliate of Koch Telecom Ventures, in October 1999. Koch Telecom Ventures is a significant stockholder of ours. As part of that agreement, we have agreed to pay Sea Breeze Communication Company annual payments of $375,000 plus out-of-pocket expenses for consulting services. In connection with the October 1999 Koch agreement, we issued an unsecured subordinated note for $10.0 million to Koch Telecom Ventures. In accordance with its terms, the subordinated note was repaid in full, together with accrued interest, totaling $12.4 million. Concurrently, Koch Telecom Ventures loaned $12.4 million to PF.Net Corp. on terms identical to those applicable to loans from Cisco Capital and/or any other lenders in the Cisco Capital tranche under the First Union credit agreement. In connection with the funding of the loan, PF.Net Corp. paid Koch Telecom Ventures, Inc. a fee in the amount of approximately $248,000 under the same terms applicable to the lenders of the tranche A-3 facility under the First Union credit agreement.

     Odyssey Investment Partners, LLC provided support to us in relation to our financing and merger and acquisition activities during 2001. We reimbursed Odyssey approximately $558,000 during 2001 for time and services rendered and approximately $215,000 was payable to Odyssey as of December 31, 2001. During 2000, we paid a financing fee of $750,000 to Odyssey Investment Partners, LLC in connection with our units offering of senior notes and warrants. Odyssey Investment Partners Fund, LP is a significant stockholder of ours. Two of our directors, Muzzafar Mirza and Brian Kwait, are managing members of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC. Odyssey Capital Partners, LLC is the general partner of Odyssey Investment Partners Fund, LP. Odyssey Investment Partners, LLC is the manager of Odyssey Investment Partners Fund, LP.

     On June 15, 1999, PF.Net, LLC, predecessor in interest to PF.Net Corp., entered into a Lease Agreement with Green Arbor Development, Inc. to lease office space for our Washougal, Washington offices. The landlord, Green Arbor Development, Inc., is owned by Georgiana Warta, the wife of John Warta, one of our directors. The term of the Lease Agreement is for five years, terminating on June 15, 2004 at a monthly base rent amount of $4,000.

     Beginning in June 2001, we consulted with, and in February 2002 we entered into a financial advisory agreement with, UBS Warburg LLC, which may be considered an affiliate of UBS Capital II LLC. UBS Capital is a significant stockholder of ours. The advisory agreement includes a $500,000 sign up fee and a monthly retainer of $75,000, plus out-of-pocket expenses. During 2001, we paid UBS Warburg approximately $798,000 for services under this agreement and other investment banking services. Approximately $700,000 was payable to UBS Warburg as of December 31, 2001, which was paid in March 2002. UBS
Warburg is entitled to success fees of 3.5% of the aggregate consideration for a strategic investment transaction or 1% of the aggregate consideration for the sale of the business, assets, or acquisition of a target entity. Sharyar Aziz, one of our directors, is a Managing Director of UBS Warburg
LLC. Charles W. Moore, one of our directors, is a Partner of UBS Capital Americas LLC, which may be considered to be an affiliate of UBS Warburg LLC.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.  CONSOLIDATED FINANCIAL STATEMENTS

          THE FINANCIAL STATEMENTS LISTED IN THE ACCOMPANYING INDEX TO FINANCIAL STATEMENTS ARE FILED AS PART OF THIS ANNUAL REPORT.

          2. FINANCIAL STATEMENT SCHEDULES

          NONE.

          3. EXHIBITS

          THOSE EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K ARE LISTED ON THE ACCOMPANYING EXHIBIT INDEX IMMEDIATELY FOLLOWING THE SIGNATURE PAGE AND ARE FILED AS PART OF THIS REPORT.

     (b)  REPORTS ON FORM 8-K.

          NONE.

          WE ARE FILING THIS REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AND HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934. WE HAVE NOT SENT ANY ANNUAL REPORTS OR PROXY MATERIALS TO OUR SECURITY HOLDERS.

                         VELOCITA CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
Report of Deloitte & Touche LLP, Independent Auditors................................   F-2
Consolidated Statements of Operations for the years ended December 31, 2001,
   2000 and 1999,....................................................................   F-3
Consolidated Balance Sheets as of December 31, 2001 and 2000                            F-4
Consolidated Statements of Stockholders' Equity for the years ended December
   31, 2001, 2000 and 1999...........................................................   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001,
   2000, and 1999,...................................................................   F-6
Notes to Consolidated Financial Statements...........................................   F-8

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
  Velocita Corp. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Velocita Corp. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Velocita Corp. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, limited cash resources and difficulties in maintaining compliance with bank covenants raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 1, 2002 (April 15, 2002
  as to Notes 2 and 15)

VELOCITA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------
                                                                                2001           2000
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $ 144,916      $  76,325
  Accounts receivable, net of allowance of $275 and $0                          24,856         31,888
  Prepaid expenses                                                               1,513            760
  Other current assets                                                           7,265          4,388
                                                                             ---------      ---------
    Total current assets                                                       178,550        113,361
PROPERTY AND EQUIPMENT, net                                                    249,912        343,078
NETWORK CAPACITY AND SERVICES                                                   33,617             --
DEFERRED FINANCING COSTS, net                                                   25,435         19,940
OTHER ASSETS                                                                     3,883            362
                                                                             ---------      ---------
                                                                             $ 491,397      $ 476,741
                                                                             =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                           $  18,363      $  37,065
  Accrued liabilities                                                           85,956         36,612
  Accrued interest payable                                                       7,568          5,209
  Fiber-optic network obligation                                                    --          7,279
  Deferred revenue                                                               8,424         14,221
  Contract liability                                                                --         11,153
  Borrowings under credit facility (Note 6)                                    362,444             --
  Current portion of construction retainage                                     12,908          5,693
                                                                             ---------      ---------
    Total current liabilities                                                  495,663        117,232
LONG-TERM DEBT, net of debt discount of $44,397 and $49,707                    180,603        175,293
DEFERRED REVENUE                                                               113,039             --
NOTE PAYABLE TO SHAREHOLDER                                                         --         11,749
CONSTRUCTION RETAINAGE AND OTHER LIABILITIES                                    11,696          8,957
COMMITMENTS AND CONTINGENCIES                                                       --             --
SERIES A REDEEMABLE CONVERTIBLE SENIOR PREFERRED STOCK;
  1,250,000 shares authorized; 10% cumulative convertible; stated
  value $100 per share; 1,250,000 shares issued and outstanding;
  stated at liquidation preference of $154,889 and $140,320, net of
  financing costs of $7,171 and $8,032                                         147,718        132,288
SERIES B REDEEMABLE CONVERTIBLE SENIOR PREFERRED STOCK;
  2,000,000 shares authorized, 10% cumulative convertible; stated
  value $100 per share 2,000,000 shares issued and outstanding; stated
  at liquidation preference of $212,290 net of financing costs of $1,050       211,240             --
PUT WARRANTS                                                                        --         71,300
STOCKHOLDERS' DEFICIT
Common stock, $.01 par value; authorized 400,000,000 shares;
    80,000,000 shares issued and outstanding                                       800            800
Additional paid-in capital                                                      29,618         57,077
Unearned compensation                                                           (1,976)        (2,992)
Accumulated other comprehensive income                                              86             --
Accumulated deficit                                                           (697,090)       (94,963)
                                                                             ---------      ---------
    Total stockholders' deficit                                               (668,562)       (40,078)
                                                                             ---------      ---------
                                                                             $ 491,397      $ 476,741
                                                                             =========      =========

See accompanying notes to consolidated financial statements.


VELOCITA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------

                                                          2001           2000          1999

REVENUE                                               $  18,293      $     250      $      80

OPERATING EXPENSES:
  Access and network operations                          23,426          2,144             56
  Selling, general, and administrative expenses          30,342         28,509          5,769
  Asset impairment charge                               605,000             --             --
  Depreciation and amortization                           4,323            569            416
                                                      ---------      ---------      ---------

    Total operating expenses                            663,091         31,222          6,241
                                                      ---------      ---------      ---------

LOSS FROM OPERATIONS                                   (644,798)       (30,972)        (6,161)

DECREASE (INCREASE) IN FAIR VALUE OF PUT WARRANTS        71,300        (45,536)            --

INTEREST INCOME                                           4,899         10,818            988

INTEREST EXPENSE                                        (33,513)       (21,111)        (2,856)
                                                      ---------      ---------      ---------

LOSS BEFORE INCOME TAXES                               (602,112)       (86,801)        (8,029)

PROVISION FOR INCOME TAXES                                  (15)           (10)            (2)
                                                      ---------      ---------      ---------

NET LOSS                                               (602,127)       (86,811)        (8,031)

ACCRETION OF PREFERRED STOCK
  DIVIDENDS AND OFFERING COSTS                          (27,795)       (15,483)          (897)
                                                      ---------      ---------      ---------

NET LOSS APPLICABLE TO COMMON STOCK                   $(629,922)     $(102,294)     $  (8,928)
                                                      =========      =========      =========

BASIC AND DILUTED LOSS PER SHARE                      $   (7.87)     $   (1.28)     $   (0.22)
                                                      =========      =========      =========

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING                               80,000         80,000         41,060
                                                      =========      =========      =========

See accompanying notes to consolidated financial statements.


VELOCITA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                            ACCUMULATED OTHER
                                                    COMMON STOCK       ADDITIONAL               COMPRE-
                                               ----------------------   PAID-IN    UNEARNED     HENSIVE   ACCUMULATED
                                                  SHARES     AMOUNT     CAPITAL  COMPENSATION   INCOME      DEFICIT       TOTAL

BALANCE, January 1, 1999                          4,966   $      50  $     485   $      --   $      --   $    (121)  $     414

  Accretion of preferred stock dividend and
    offering costs                                                        (897)                                           (897)
  Contribution of capital                        75,034         750      7,334                                           8,084
  Issuance of warrants                                                   9,713                                           9,713
  Compensatory stock option grants                                       1,351        (905)                                446
  Net loss                                                                                                  (8,031)     (8,031)
                                              ---------   ---------  ---------   ---------   ---------   ---------   ---------

BALANCE, December 31, 1999                       80,000         800     17,986        (905)         --      (8,152)      9,729

  Compensatory stock option grants                                       5,175      (2,087)                              3,088
  Issuance of warrants                                                  54,256                                          54,256
  Cancellation of warrants                                              (4,857)                                         (4,857)
  Accretion of preferred stock dividend and
    offering costs                                                     (15,483)                                        (15,483)
  Net loss                                                                                                 (86,811)    (86,811)
                                              ---------   ---------  ---------   ---------   ---------   ---------   ---------

BALANCE, December 31, 2000                       80,000         800     57,077      (2,992)         --     (94,963)    (40,078)

  Compensatory stock option grants                                         336       1,016                               1,352
  Accretion of preferred stock dividends and
    offering costs                                                     (27,795)                                        (27,795)
  Increase in fair value of derivative asset                                                        86                      86
  Net loss                                                                                                (602,127)   (602,127)
                                              ---------   ---------  ---------   ---------   ---------   ---------   ---------

BALANCE, December 31, 2001                       80,000   $     800  $  29,618   $  (1,976)  $      86   $(697,090)  $(668,562)
                                              =========   =========  =========   =========   =========   =========   =========

See accompanying notes to consolidated financial statements.


VELOCITA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------

                                                                      2001           2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(602,127)     $ (86,811)     $  (8,031)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Asset Impairment charge                                          605,000             --             --
    Stock-based compensation expense                                   1,352          3,088            446
    Issuance of warrants to executive search firm                         --          1,156             --
    Cancellation of warrants                                              --            (81)            --
    Increase in redemption value of put warrants                     (71,300)        45,536             --
    Bad debt expense                                                     468             --             --
    Amortization of debt discount and deferred financing fees          9,162          5,947             81
    Write-off deferred finance charges for bridge loan                    --          9,021             --
    Accrued interest on note payable to shareholder                      645          1,517            231
    Services paid for by affiliates                                       --             --          1,900
    Depreciation and amortization                                      4,323            569            416
    Net change in operating assets and liabilities                    43,933         23,440          4,684
                                                                   ---------      ---------      ---------

     Net cash (used in) provided by operating activities              (8,544)         3,382           (273)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (558,242)      (312,906)        (3,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid for financing fees                                        (9,842)        (8,905)       (15,680)
  Contribution of capital                                                 --             --          1,490
  Proceeds from bridge loan obligation and warrants                       --             --         66,700
  Payments on bridge loan obligation                                      --        (66,700)            --
  Proceeds from issuance of high yield debt and units offering            --        225,000             --
  Proceeds from the issuance of preferred stock, net                 198,875         80,263         35,645
  Borrowings under credit facility                                   412,444             --             --
  Proceeds received under network obligation                          96,294         48,593         22,753
  Repayment of borrowings under credit facility                      (50,000)            --             --
  Repayment of note payable to shareholder                           (12,394)            --             --
                                                                   ---------      ---------      ---------

        Net cash provided by financing activities                    635,377        278,251        110,908
                                                                   ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      68,591        (31,273)       107,598

CASH AND CASH EQUIVALENTS, beginning of year                          76,325        107,598             --
                                                                   ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of year                             $ 144,916      $  76,325      $ 107,598
                                                                   =========      =========      =========

See accompanying notes to consolidated financial statements.


VELOCITA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (CONTINUED)
(AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------

                                                                               2001           2000          1999
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION - Cash paid  for interest                           $   48,500     $   25,858     $   746
                                                                            ==========     ==========     =======

SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Contractual obligations incurred for the acquisition of equipment           $      298     $       --     $    22
                                                                            ==========     ==========     =======
Increase in network construction-in-progress
  paid for by affiliates                                                    $       --     $       --     $ 4,695
                                                                            ==========     ==========     =======
Issuance of warrants in connection with debt financing                      $       --     $   53,100     $ 9,713
                                                                            ==========     ==========     =======
Issuance of warrants in connection with construction of network             $       --     $       --     $25,764
                                                                            ==========     ==========     =======
Contractual obligation incurred for network construction-in-progress        $       --     $       --     $10,000
                                                                            ==========     ==========     =======
Increase in accounts receivable and fiber network obligation                $       --     $    7,279     $    --
                                                                            ==========     ==========     =======
Net increase in accounts receivable and reduction in
  property and equipment                                                    $   80,184     $   23,815     $    --
                                                                            ==========     ==========     =======
Reduction in property and equipment, and fiber-optic network obligation     $    7,279     $   22,753     $    --
                                                                            ==========     ==========     =======
Net increase in property and equipment, accounts
  payable, accrued expenses and construction retainage                      $   27,704     $   73,704     $ 1,784
                                                                            ==========     ==========     =======
Increase in other current assets and reduction in
  property and equipment                                                    $    3,349     $    3,105     $    --
                                                                            ==========     ==========     =======
Decrease in accrued expenses and deferred financing costs                   $    1,120     $    1,200     $    --
                                                                            ==========     ==========     =======

See accompanying notes to consolidated financial statements.

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

1.    ORGANIZATION, BASIS OF PRESENTATION, AND INDUSTRY CONDITIONS

      ORGANIZATION - On November 30, 1998, Koch Ventures, Inc. and PF Telecom Holdings, LLC (PF Telecom) formed PF.Net LLC, a Delaware limited liability company (PF.Net). Koch Ventures, Inc. subsequently assigned its ownership interest to Koch Telecom Ventures, Inc. (Koch). In October 1999, the equity members reincorporated PF.Net in Delaware as a C Corporation and formed PF.Net Holdings, Limited, a Delaware corporation (PF.Net Holdings). Concurrently, PF.Net was merged with and into PF.Net Holdings. Subsequent to December 31, 1999, PF.Net Holdings changed its name to PF.Net Communications, Inc. Subsequent to December 31, 2000, PF.Net Communications, Inc. changed its name to Velocita Corp. (the "Company").

      The Company is building, designing and anticipates operating a nationwide fiber-optic network to provide broadband capacity and related network services ("the network"). Through joint construction arrangements and fiber and conduit swaps, sales and purchases, the Company intends to assemble a low-cost, upgradeable nationwide fiber-optic network consisting of approximately 14,050 miles, reaching 160 cities and 35 of the top 50 metropolitan areas in the continental United States. The Company is currently constructing approximately 6,400 miles of our network, acquiring 4,500 miles of our network through a swap agreement (Note 11), purchasing 2,400 miles of our network from AT&T (Note 11) and over 750 miles from other swap agreements. The Company may purchase another 6,450 miles of dark fiber from AT&T, for a total potential network of approximately 20,500 miles. In addition to providing a broadband backbone, the Company intends to provide co-location services, private line, wavelength and other data and information services. Customers include wholesale communications carriers, Internet Service Providers, corporations and governmental entities with enterprise network needs.

      The fiber-optic network is being built in conjunction with the Company's joint build construction contract with AT&T for the AT&T Next Generation Network. Under the contract, as amended in December 2000, July 2001 and December 2001, AT&T will pay the Company approximately $285 million and provide rights-of-way for the joint construction routes (Note 11). As of December 31, 2001, the Company had lit approximately 1,600 miles of its network and it planned to light an additional 800 miles for an initial lit network of 2,400 miles. After the initial lighting, the Company will implement a success-based lighting plan, whereby the Company will only light segments of the network for which it has enough capacity demand to generate sufficient revenue to recover its costs and a targeted return on investment.

      A large portion of the network will include three empty conduits that can be used to continuously upgrade and expand the network. Additionally, the Company plans to continue selling portions of its empty conduit and fiber to other communication-intensive companies or services providers. The Company currently expects to complete construction of the majority of its U.S. network backbone by early 2003. Prior to completing its network, the Company has re-sold network capacity obtained under agreements with other network providers.

      During 2001 and early 2002, the Company undertook a capital conservation plan, including delaying certain planned construction routes, eliminating or deferring planned fiber purchases, scaling-back its network lighting plan from a nationwide lighting plan to a success-based lighting plan, and reducing its staff. In February 2002, the company reduced its total staff to 55 employees, eliminated the majority of its sales and marketing staff, curtailed efforts to establish new resale customers, and focused its efforts on construction completion. The Company will continue to focus efforts on dispositions of dark fiber and conduit to help finance continued construction. The Company is evaluating the costs and benefits of reselling capacity to its customers, and in the near term, it does not anticipate providing resell services to new customers.

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the reorganization described above, which has been accounted for on a basis similar to a pooling of interests. During 2001, the Company placed certain routes into service and commenced selected operations. Accordingly, the Company is no longer in the development stage.

      INDUSTRY CONDITIONS - The telecommunications industry is highly competitive and is currently operating in a difficult economic environment. The industry has experienced significant financial pressures, including bankruptcy filings or threatened bankruptcies, of major telecommunications and broadband providers, including some of the Company's customers and vendors. Additionally, these conditions have caused telecommunications construction contractors, including some of the Company's contractors, to file for bankruptcy protection or to liquidate. These industry and general economic conditions have made capital markets for new sources of funding extremely tight, have made vendor credit availability tight, and have created a challenging business environment for broadband network providers. Payment and performance defaults by industry players have increased the costs of franchise fees and performance bonds for companies building network infrastructure. Additionally, market conditions, perceived bandwidth over-capacity and distressed prices for assets sold by troubled telecommunications companies have caused continued declines in bandwidth and network infrastructure pricing.

      Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than the Company, as well as other competitive advantages including larger customer bases. Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996 and further deregulation could give rise to significant new competitors to the Company.

2.    GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company breached certain financial covenants under its credit agreement as of March 31, 2002. On March 28, 2002, the Company entered into a waiver agreement with its banking group for a waiver of certain financial covenants through April 15, 2002, and on April 15, 2002, this waiver was extended through April 30, 2002. The waiver requires the Company to comply with other covenants in the credit agreement, to forgo further borrowing under the credit agreement, and limits certain restricted payments to affiliates. During the waiver period, the Company expects to continue discussions with its bank lenders and bondholders regarding modification of the terms of its credit agreement. If the Company does not obtain an amendment, or an additional waiver, to its credit agreement, the Company will be in default of its credit agreement, and the lenders could take action to require repayment of outstanding balances. The Company is unable to predict when or if it will be able to obtain the necessary modifications of its credit agreement from its banks.

      The Company has retained financial and legal advisors to assist in reviewing alternatives available to the Company, including restructuring its debt, the sale of the Company's securities to one or more strategic investors or the sale or other disposition of substantially all of the Company's business or assets. The Company is continuing these efforts during the waiver period; however, the Company is unable to predict the outcome of these efforts. Based on its current operating plan, the Company anticipates that its current cash sources will fund the Company through July 2002. The Company is continuing to evaluate its operating plan to further conserve cash. Our cash resources are dependent on continued receipt of amounts due under contractual agreements from AT&T, Touch America and other fiber customers for construction completion. Should efforts to amend the credit agreement, bring in new sources of capital, or

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      to sell the Company be unsuccessful, the Company may be required to file for protection under Chapter 11 of the United States Bankruptcy Code.

      The Company's continuation as a going concern is dependent on its ability to obtain additional financing, restructure its debt, comply with the terms and covenants of its financing agreements and to successfully operate in the existing difficult telecommunications environment. Therefore, the Company may not be able to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Velocita Corp. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances have been eliminated.

      CASH AND CASH EQUIVALENTS - The Company classifies cash on hand, deposits in banks, commercial paper, money market accounts, and other highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

      PROPERTY AND EQUIPMENT is stated at cost. Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of these assets ranging from three to 25 years, with the exception of leasehold improvements and capital leases which are depreciated over the lesser of the estimated useful lives of the assets or the terms of the agreement. (See Note 15.)

      NETWORK CONSTRUCTION COSTS - Network construction costs are recorded as property and equipment, and include all direct material and labor costs and those indirect costs related to network development. Cash received from AT&T for their share of network construction costs is recorded as a reduction to network construction in progress (Note 4). General and administrative costs are charged to expense as incurred.

      ACQUIRED NETWORK ASSETS - The Company records acquisitions of dark fiber, conduit and wavelength indefeasible rights of use ("IRUs") as acquired network assets within property and equipment. The Company will record depreciation expense on a straight-line basis over the shorter of the IRU term or the asset's useful life, beginning when the asset is placed in service.

      NETWORK CAPACITY AND SERVICES - The Company records the cost of broadband capacity and related services, where applicable, as network capacity and services. The Company will recognize network capacity expense over the term of the service agreement or as the capacity is utilized.

      DEFERRED FINANCING COSTS - The Company amortizes deferred financing costs to interest expense over the life of the respective financing agreement utilizing the effective interest method.

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the assets to the assets' expected future undiscounted cash flows. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. (Note
      15)

      SERVICES REVENUE - The Company's revenue to date relates to the resale of private line communications services and construction services. The Company records revenue from communications services as the

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      services are provided. Amounts billed in advance of the service period, including relevant setup fees, are included in deferred revenue in the accompanying consolidated balance sheet. Revenue from construction service contracts to develop fiber-optic systems or related equipment for others is determined on the percentage-of-completion basis over the period of construction. Revenue recognized in excess of billings is recorded as unbilled revenue. Billings are generally rendered on the achievement of certain construction milestones. Provisions are made for all potential losses as soon as they become evident.

      DARK FIBER SALES/IRU REVENUE - The Company currently records revenue for dark fiber sales, leases and IRUs over the term of the respective agreement, which the Company believes is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 43 (FIN 43), REAL ESTATE SALES, AN INTERPRETATION OF FASB STATEMENT NO. 66. FIN 43 requires that sales of integral equipment, including fiber and conduit, should be treated the same as sales of real estate. In July 2001, the Emerging Issues Task Force ("EITF") reached a consensus that integral equipment subject to a lease should be evaluated as real estate. Further, a consensus was reached that for integral equipment or property improvements for which no statutory title registration system exists, the lessor must execute and deliver such documents that transfer ownership by the end of the lease term for the transaction to accounted for as a sales-type lease. The effect of EITF 00-11 was to allow qualifying IRU transactions to be accounted for as sales-type leases. The Company does not believe the issuance of EITF 00-11 will have a significant effect on its future operating results or financial condition.

      MAINTENANCE REVENUE - The Company provides maintenance services under dark fiber IRU's and other capacity agreements. Customers are obligated to pay fixed maintenance costs and their allocable share of major repair costs. The Company recognizes revenue monthly as services are provided. Amounts billed in advance of a service period, including prepaid maintenance over an IRU term, are included in deferred revenue on the accompanying consolidated balance sheet.

      COLOCATION REVENUE - The Company provides colocation services in connection with dark fiber IRU's and other capacity agreements. The Company recognizes revenue monthly as services are provided. Amounts billed in advance of a service period, including prepaid collocation over an IRU term, are included in deferred revenue on the accompanying consolidated balance sheet.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial Instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these financial instruments.

      The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, principally through one financial institution, that are uninsured or are in excess of the federally insured limits.

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      COMPREHENSIVE LOSS - In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which established standards for the reporting and displaying of comprehensive income and its components. The comprehensive loss for 2001 consisted of the Company's net loss including the mark to market adjustment related to the derivative instruments entered into by the Company during the third and fourth quarters of 2001.

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

      INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In the event the future consequences of differences between financial reporting basis and tax basis of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      NET LOSS PER COMMON SHARE - The Company calculates net loss per common share pursuant to SFAS No. 128, EARNINGS PER SHARE (EPS). SFAS No. 128 requires the Company to report basic EPS, as defined therein, which excludes the effect of potentially dilutive securities, and diluted EPS, as defined therein, which includes potentially dilutive securities. The Company had 98.0 million and 79.8 million potentially dilutive securities outstanding that were not included in the computation of diluted loss per share because to do so would have been anti-dilutive as of December 31, 2001 and 2000, respectively.

      STOCK-BASED COMPENSATION - As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company uses the intrinsic method under Accounting Principles Board ("APB") Opinion No. 25 for measurement and recognition of employee stock-based transactions.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. This statement, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We were required to adopt SFAS No. 133 on January 1, 2001 and its adoption did not have a significant impact on our financial position or results of operations. The Company will record gains and losses on derivatives related to cash flow hedges of interest rate payments on variable rate debt through interest expense upon expiration of the underlying interest rate cap agreements. As discussed in Note 6, the Company entered into three interest rate cap agreements during 2001. The notional principal amounts of interest rate cap agreements outstanding were $125 million at December 31, 2001.

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

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

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

      RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

4.    PROPERTY AND EQUIPMENT

      The Company is currently constructing its communications network. Costs directly associated with the uncompleted network and interest expense incurred during construction are capitalized based on the average accumulated construction expenditures during the period and the interest rates related to borrowings associated with the construction. During the years ended December 31, 2001 and 2000, the Company capitalized interest expense of approximately $27.2 million and $24.6 million, respectively. No interest was capitalized during the year ended December 31, 1999. As segments of the network are completed and placed in service, they will be depreciated over their estimated useful lives up to 25 years. Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction in progress within property and equipment below. During the fourth quarter of 2001, the Company completed its fiber optic route from Houston to Jacksonville and began depreciating assets related to this route totaling approximately $132 million.

      Property and equipment consists of the following at December 31, (in thousands):


                                      DEPRECIABLE
                                      LIVES (YEARS)          2001               2000

      Land                                    --          $   6,695           $   2,108
      Office equipment                         7             18,734               3,971
      Acquired network assets                 20             45,105              11,153
      Network infrastructure                10-25           109,950                  --
      Optronics equipment                      7              7,830                  --
      Data equipment                           5                854                  --
      Leasehold Improvements                 5-10             7,341                  67
      Other Network equipment                5-20             5,327                  --
      Construction-in-progress                --            632,965             326,346
                                                          ---------           ---------

                                              --            834,801             343,645
      Less accumulated depreciation           --             (4,889)               (567)
      Asset impairment write-down (Note 15)   --           (580,000)                 --
                                                          ---------           ---------
                                              --          $ 249,912           $ 343,078
                                                          =========           =========

      Property under capital lease, primarily network servers and test equipment included above, amounted to $298,000 at December 31, 2001. Approximately $25,000 related to this property under capital lease is included in the accumulated depreciation amount above. Depreciation expense was approximately $4.3 million, $539,000, and $37,000 in 2001, 2000, and 1999, respectively.

5.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following at December 31, (in thousands):

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                           2001             2000

      Construction costs                  $59,511          $22,791
      Employee and payroll costs            3,243            7,486
      Fiber acquisitions                    5,776               --
      Sales and use tax                     3,856               --
      Professional fees                     3,070            2,596
      Network access fees                   2,223               --
      Personal property tax                 5,252               --
      Other accrued liabilities             3,025            3,739
                                          -------          -------

                                          $85,956          $36,612
                                          =======          =======

6.    CREDIT FACILITY

      On May 24, 2001, the Company's credit facility with First Union National Bank was amended (the "Credit Facility") to provide for an additional $297.4 million in vendor financing to be provided by Cisco Systems Capital Corporation in the amount of $285 million and by Koch Telecom Ventures, Inc. in the amount of $12.4 million. The amendment to the Credit Facility results in total borrowing capacity of $647.4 million.

      The amended Credit Facility provides for term notes under Tranche A and a revolving facility. The Tranche A facility provides for borrowings of up to approximately $497.4 million, and the revolving facility provides for borrowings of up to $150 million. The Tranche A facility is comprised of three subfacilities (i) $160 million available for the purchase of vendor products and services used in the construction of the network, (ii) $40 million available to finance general capital expenditures and operating expenses associated with development of our network, as defined, and (iii) $297.4 million available for the purchase of specified vendor products and services used in the construction of the network (Note 17). The revolving facility provides for borrowings for general capital expenditures and operating expenses associated with the development of the network and working capital needs.

      Borrowings under the Credit Facility bear interest, at the Company's option, at the following rates per annum: (i) LIBOR (1.98% annual rate as of December 31, 2001) plus an applicable margin ranging between 3.50% to 4.75% per annum based on the Company's consolidated leverage ratio or (ii) a base rate, which is equal to the greater of (a) the current prime rate of certain banks, or (b) the current U.S. federal funds rate plus 0.5% per annum, plus an applicable margin, ranging from 2.25% to 3.50% per annum based on the status of certain financial leverage ratios. The Credit Facility matures on December 31, 2006.

      The Credit Facility requires the Company to hedge the risks related to interest rate movements through the use of interest rate protection agreements or other derivative instruments and as necessary to ensure that at least 50% of the Company's consolidated indebtedness either bears interest at a fixed rate or is protected against interest rate fluctuations by a hedging agreement that fixes or limits the Company's interest cost. As a result of this requirement and our additional borrowings under the Credit Facility during the third and fourth quarters of 2001, the Company entered into two interest rate cap agreements to cap the rate of interest on $125 million of the outstanding variable rate debt. The terms of the agreements provide that the net interest expense related to $125 million of the borrowings under the Credit Facility will not exceed 12%. The agreements therefore cap the LIBOR portion of the interest rate at 7.25%. At December 31, 2001, the Company had $350 million of fixed rate debt bearing interest ranging from 6.6875% to 13.75%; however, the debt currently bearing interest at 6.6875% could potentially increase to

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      the cap amount of 12% in the future. As of December 31, 2001, the fair value of the interest rate caps had increased $86,000, resulting in an increase in the derivative asset on the balance sheet and a corresponding increase in accumulated other comprehensive income.

      As of December 31, 2001, the Company had borrowed $362.4 million under the credit facility at interest rates ranging from 6.6875% to 7.3125%. The Credit Facility is subject to certain restrictive covenants including minimum route mile completion in accordance with the AT&T Agreement (Note
      11), minimum revenue amounts, minimum operating results before interest, taxes, depreciation and amortization and certain debt to equity ratios. The Company was in compliance with these covenants as of December 31, 2001. All amounts borrowed under the Credit Facility have been classified as current due to financial covenant defaults that occurred on March 31, 2002 (Notes 2 and 15). The Credit Facility is secured by substantially all of the assets of the Company. As of December 31, 2001, the Company had letters of credit of approximately $3.9 million outstanding against the Credit Facility.

      Upon the assignment of the credit agreement to First Union National Bank, Lucent also transferred warrants to First Union to purchase 2,828,282 shares of the Company's common stock at $3.51 per share. The warrants expire on December 31, 2006. The Company has recorded the fair value of these warrants, $4,856,000, as a deferred financing cost, which are being amortized over the term of the Credit Facility.

7.    LONG-TERM DEBT

      On October 29, 1999, the Company entered into a Bridge Loan with various lenders (collectively, the Lenders). The Bridge Loan provided for borrowings not to exceed $225 million and was a predecessor facility to a permanent financing obtained during fiscal 2000. The Bridge Loan terminated on May 10, 2000 in connection with the private placement described below and the principal and accrued interest thereon was repaid. In connection with the Bridge Loan, the Company entered into a warrant agreement providing the lenders the right to purchase shares of the Company's common stock at $0.01 per share. The warrants granted were terminated on May 10, 2000 concurrent with the private placement and deferred financing costs of approximately $9 million were charged to expense.

      On May 10, 2000, the Company completed the private placement of 225,000 units consisting of 13.75% senior notes payable (the "Senior Notes"), with a stated principal amount of $225 million and warrants to purchase 8,296,296 shares of the Company's common stock for $0.01 per share. The estimated value of the warrants, $53.1 million, has been reflected as a debt discount with a corresponding increase to warrants. The debt discount and associated debt issuance costs are being charged to interest expense over the ten-year term of the notes. Interest on the notes will be payable semiannually in arrears and payments commenced on November 15, 2000. The Company used the net proceeds from the Senior Notes offering to repay in full and retire the outstanding indebtedness under the Bridge Loan. The Company also used the proceeds to finance the construction of its Network. On July 18, 2000, the Company commenced an exchange offer of publicly tradable notes (the "Exchange Notes") for $190 million of its outstanding Senior Notes pursuant to a registration statement on Form S-4 declared effective by the Securities and Exchange Commission on July 18, 2000. The Company was required to file a registration statement before January 5, 2001, for certain holders of the Senior Notes who could not participate in the exchange offer. Since the Company has not completed such registration statement, it is required to pay an additional 0.5 % interest to such holders.

      The Exchange Notes are subject to redemption at the option of the Company, in whole or in part, at any time or from time to time on or after May 15, 2005, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning May 15, of the years indicated below:

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


           Year                                           Redemption Price
-------------------------------------------------------------------------------
           2005                                               106.875%
           2006                                               104.583%
           2007                                               102.291%
     2008 and thereafter                                      100.000%


      In addition, at any time prior to May 15, 2003, the Company may redeem up to 35% of the aggregate principal amount of the Exchange Notes at a redemption price equal to 113.75% of the principal amount of the Exchange Notes redeemed, plus accrued and unpaid interest thereon to the redemption date. The Exchange Notes are senior, unsecured obligations of the Company, ranking equally in right of payment with all existing and future senior unsecured obligations and will rank senior to all of its existing and future subordinated indebtedness (Note 2).

      The issuance of the Series B Preferred Stock (see note 6) relieved the Company of its contingent obligation to issue additional warrants under the terms of May 2000 offering.

8.    REDEEMABLE SECURITIES

      SENIOR CONVERTIBLE PREFERRED STOCK

      Our senior preferred stock consists of two series of preferred stock, our series A preferred stock and series B preferred stock. The senior preferred stock has certain dividend, liquidation, redemption, change of control and voting rights. The senior preferred stock has an initial liquidation preference of $100 per share or $125.0 million in the aggregate of series A preferred stock and $200.0 million in the aggregate of series B preferred stock. The holders of senior preferred stock are entitled to receive dividends at the rate of 10% per annum compounded quarterly, payable in increases in the liquidation preference of the senior preferred stock. Each share of senior preferred stock is convertible into shares of our common stock at the option of the holder thereof by dividing the sum of the liquidation preference plus accrued dividends by the conversion price then in effect. The initial conversion price of the series A preferred stock was $5.6250 per share and was adjusted to $2.8125 per share as a result of our two-for-one stock split which occurred on April 3, 2000. The initial conversion price of the series B preferred stock was $8.50 per share.

      Each share of senior preferred stock is mandatorily redeemable by us on August 15, 2010, at a price equal to the liquidation preference per share of senior preferred stock plus accrued dividends. Holders of the shares of senior preferred stock are entitled to the number of votes equal to the number of full shares of common stock into which such shares of senior preferred stock are then convertible. The senior preferred stock has the right to vote on all matters voted on by holders of common stock, voting together with the common stock as a single class. The number of shares issued upon exercise of the senior preferred stock and the conversion price are subject to anti-dilution adjustments in some circumstances.

      In connection with the issuance of Series A Preferred Stock, the Company granted to the initial holders of Series A Preferred Stock a warrant to purchase shares of the Company's common stock at $0.01 per share. The number of shares to be issued under the warrant, if any, is dependent on the Company meeting certain sales criteria through April 30, 2002, as defined. To the extent that the Company meets the sales criteria, the warrants will become null and void. The Company will record the fair value of these warrants, if any, when the issuance of the warrant is probable and the number of shares becomes reasonably determinable. As of March 28, 2002, it is probable the company will not meet the established

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      sales criteria. The number of additional warrants to be provided will be determined as of April 30, 2002. In connection with the issuance of the Series A Preferred Stock, the Company issued warrants to PF Telecom and Koch Telecom Ventures, Inc. to purchase up to 20,202,024 shares of the Company's common stock at $2.8125 per share, the estimated fair value of the common stock on the date of grant. The number of shares that will become exercisable under the warrant, if any, is dependent on the Company completing certain equity transactions, as defined. The warrants expire on December 28, 2005. The Company will record the fair value of these warrants, as equity issuance costs, when the issuance of the warrant is probable and the number of shares becomes reasonably determinable.

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

      In connection with the issuance of the Series B Preferred Stock, the Company issued contingent Performance Warrants to the holder of the Series B Preferred Stock to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Performance Warrants will vest and become exercisable on (a) the date of any equity issuance at a price per share that is less than the holder's effective cost per share, except for certain exempt issuances as defined in the warrant agreement or
      (b) June 30, 2003, in the event of a failure to reach certain revenue and earnings before interest, income taxes, depreciation and amortization (EBITDA) targets, as defined in the agreement, or to complete a sale of the Company or public offering at specified valuations. The Company will record the fair value of the Performance Warrants, if any, when the issuance of the Performance Warrants is probable and the number of shares to be issued is reasonably determinable. As of December 31, 2001, the Company did not meet defined revenue targets under the warrant agreement. Unless the Company completes the equity issuance defined above prior to June 30, 2003, the Company will be required to issue additional warrants as defined above to the holder of the Series B Preferred Stock.

      The issuance of the Series B Preferred Stock relieved the Company of its contingent obligation to issue additional warrants under the terms of its high yield debt offering in 2000. Additionally, according to the terms of the Company's note payable to Koch Telecom Ventures, Inc., approximately $12.4 million in principal and interest was repaid (Note 11).

      PUT WARRANTS - In connection with a network construction agreement with AT&T (Note 11), the Company issued a warrant to AT&T (the Put Warrants) to purchase 14,141,414 shares of the Company's common stock at $2.8125 per share, the estimated fair value of the Company's common stock at the date of grant. In the event that the Company does not complete an initial public offering by October 29, 2004, the holder of the warrants shall have the right to require the Company to repurchase the unexercised shares at the difference between the warrant exercise price and the fair market price of the Company's common stock on the date of repurchase. The Put Warrants expire October 29, 2004 or, in the event the Company has not completed an initial public offering by October 29, 2004, they will expire on October 29, 2006. The Company recorded the initial fair value of these warrants upon issuance, $25.8 million, as network construction-in-process and a corresponding liability. The Company recognizes changes to the fair market value of the Put Warrants in earnings. At December 31, 2001, as a result of the economic downturn and, more specifically, the telecommunications industry, the Put Warrants were deemed to have

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      no value, resulting in a non-cash gain of $71.3 million for the year ended December 31, 2001. For the year ended December 31, 2000, the Company recorded a non-cash charge of approximately $45.5 million to reflect the increase in the fair value of the Put Warrants occurring during 2000.

9.    STOCKHOLDERS' DEFICIT

      COMMON STOCK - During the year ended December 31, 1999, the equity members of the Company's predecessor contributed $8,084,343 to the Company, of which $7,129,391 was in the form of salary and services paid for at cost by the individual affiliated companies for the development of the network.

      STOCK PURCHASE WARRANTS - In connection with retaining the Company's Chief Executive Officer, the Company granted a warrant to an executive search firm to purchase 333,333 shares of the Company's common stock for $6.40 for a period of four years. As the warrant was granted to a third party recruiting firm, the Company recorded expense equal to the fair value of the warrant totaling approximately $1.2 million.

      STOCK OPTIONS - The Company has an Equity Incentive Plan (the "Plan") as amended and restated effective September 14, 2001, under which officers, employees, non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan is 25.0 million shares. As of December 31, 2001, the maximum number of shares available for future grant under the Plan is
      7.1 million shares. The Plan allows for the issuance of incentive stock options to employees ("ISO") and nonqualified stock options ("NQSO"). As of December 31, 2001, no ISOs have been granted under the Plan. Options granted under the plan generally have an exercise price of fair market value, a term of seven years and vest over four years. The Plan contains provisions that allow for the acceleration of the vesting period of outstanding option awards under certain conditions upon a change in control of the Company, as defined.

      Additional information with respect to the Plan's stock option and warrant grants is as follows:

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                      STOCK OPTIONS                   WARRANTS
                                              --------------------------    --------------------------
                                                               WEIGHTED                       WEIGHTED
                                                               AVERAGE                        AVERAGE
                                               NUMBER OF       EXERCISE      NUMBER OF        EXERCISE
                                                SHARES          PRICE          SHARES          PRICE
                                              -----------      --------     -----------      --------
Outstanding at January 1, 1999                         --      $     --              --      $     --
  Granted                                       3,672,000          2.45      16,969,696          2.93
                                              -----------      --------     -----------      --------
Outstanding at December 31, 1999                3,672,000          2.45      16,969,696          2.93
  Granted                                      19,120,100          6.10      10,358,025          0.22
  Forfeited                                    (2,148,400)         5.32              --            --
  Canceled                                             --            --      (1,728,396)         0.01
                                              -----------      --------     -----------      --------
Outstanding at December 31, 2000               20,643,700      $   5.53      25,599,325      $   2.03
  Granted                                       3,270,500          6.86
  Forfeited                                    (6,003,724)         6.39
  Canceled                                             --            --              --            --
                                              -----------      --------     -----------      --------
Outstanding at December 31, 2001               17,910,476      $   5.49      25,599,325      $   2.03

Weighted-average grant-date fair value of options/warrants granted in:

  1999
    Market price = exercise price                              $   1.69                      $   1.69
    Market price > exercise price                              $   1.90                      $     --
    Market price < exercise price                              $     --                      $   1.55

  2000
    Market price = exercise price                              $   4.57                      $   3.48
    Market price > exercise price                              $   5.27                      $   6.39

  2001
    Market price = exercise price                              $   6.86                      $     --

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      The following tables summarize information about stock options and warrants outstanding and exercisable at December 31, 2001:


                           STOCK OPTIONS OUTSTANDING                              WARRANTS OUTSTANDING
                ----------------------------------------------------  --------------------------------------------------
                                      WEIGHTED                                           WEIGHTED
                                       AVERAGE        WEIGHTED                            AVERAGE          WEIGHTED
   RANGE OF                           REMAINING        AVERAGE                           REMAINING         AVERAGE
   EXERCISE         NUMBER OF        CONTRACTUAL      EXERCISE          NUMBER OF       CONTRACTUAL LIFE   EXERCISE
    PRICES            SHARES        LIFE (IN YEARS)     PRICE            SHARES          (IN YEARS)         PRICE
--------------- ------------------- ---------------- --------------  ------------------  --------------  --------------
    $0.01                        -               -       $         -          8,296,296           8.4       $ 0.01
    $1.97                1,600,000             2.8              1.97                  -             -            -
 $2.8125-3.51            2,936,901             5.4            2.8125         16,969,696           4.8         2.93
    $6.40               12,776,775             6.0              6.40            333,333           2.7         6.40
    $8.50                  596,800             6.5              8.50                  -             -            -
                       -----------            ----       -----------       ------------         -----            -
                        17,910,476             5.6            $ 5.49         25,599,325           5.9       $ 2.03
                       ===========            ====       ===========       ============         =====       =======


                                    STOCK OPTIONS EXERCISABLE                     WARRANTS EXERCISABLE
                            -----------------------------------------   ---------------------------------------
    RANGE OF                       NUMBER OF        WEIGHTED AVERAGE          NUMBER OF       WEIGHTED AVERAGE
 EXERCISE PRICES                    SHARES           EXERCISE PRICE             SHARES         EXERCISE PRICE
------------------          -------------------  --------------------   -------------------- ------------------
      $1.97                          1,244,444      $     1.97                           -      $      -
  $2.8125-3.51                       1,653,306          2.8125                  16,969,696          2.93
      $6.40                          3,178,672            6.40                     333,333          6.40
                                    ----------      ----------            ----------------      ---------

                                     6,076,422      $     4.52                  17,303,029      $   2.99
                                    ==========      ==========            ================      ========

     The total compensation cost related to employee stock options for the years ended December 31, 2001, 2000 and 1999 was $1.4 million, $3.1 million and $446,160, respectively.

     The Company has elected to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES in accounting for its stock options. If the Company used FASB No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to determine compensation costs based on the fair value at the grant date for stock options issued, net earnings and earnings per share would have been the following pro forma amounts, (in thousands, except per share amounts):


                                                     2001                 2000                1999
Net loss applicable to common stock:
  As reported                                    $ (629,922)          $ (102,294)          $  (8,928)
  Pro forma                                      $ (629,922)            (109,829)            (10,051)

Basic and diluted loss per share:
  As reported                                    $    (7.87)          $    (1.28)          $   (0.22)
  Pro forma                                      $    (7.87)               (1.37)              (0.24)

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, expected life of the option, estimated volatility of the stock (based on market volatility of established competitors), expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options and warrants granted during the years ended December 31, 2001, 2000 and 1999:


                                              2001     2000     1999

      Risk free interest rate                 3.25%    5.0%     6.0%
      Expected volatility of common stock     131%      88%      65%
      Dividend yield                            0%       0%       0%
      Expected life of options (in years)       5        5        5

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

10.   INCOME TAXES

      Prior to October 1999, the Company was taxed as a limited liability company under the provisions of the federal and state tax codes. Under federal laws, taxes based on income of a limited liability company are payable by the members of the Company individually. In October 1999, the Company converted to a C corporation and became subject to regular federal and state income taxes on an ongoing basis. The provision for income taxes consists of the following for the years ended December 31, 2001, 2000 and 1999:


                               2001        2000        1999
      Current:
        Federal               $    --     $    --     $    --
        State                  15,000      10,000       2,000
                              -------     -------     -------

          Total provision     $15,000     $10,000     $ 2,000
                              =======     =======     =======

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      Deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows, in thousands:


                                                                      2001          2000
      Deferred income tax asset attributable to:
        Net operating loss carryforward                            $ 43,407      $ 12,093
        Amortization of stock purchase warrants                       2,970        19,865
        Accrued compensation                                          2,096         2,435
        Commitment fees, net                                          3,250            --
        Start-up costs                                                1,421           643
        Asset impairment and other reserves                         230,132            --
        Other                                                           533           649
                                                                   --------      --------

        Total deferred income tax asset                             283,809        35,685

      Deferred income tax liabilities attributable to:

        Warrants marked to market                                   (10,190)           --
        Accumulated depreciation                                       (272)         (120)
        Other                                                          (130)          (77)
                                                                   --------      --------

      Total deferred income tax liabilities                         (10,592)         (197)

      Net deferred income tax asset before valuation allowance      273,217        35,488
      Valuation allowance                                          (273,217)      (35,488)
                                                                   --------      --------

      Net deferred income tax asset                                $     --      $     --
                                                                   ========      ========


      Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory rate to the provision for income taxes for the years ended December 31, 2001, 2000 and 1999.


                                                                     2001       2000       1999

      Tax benefit at U.S. statutory rate                            (35.0)%    (35.0)%    (35.0)%
      State income taxes, net of federal tax benefit                 (4.5)      (4.5)      (8.6)
      Benefit of lower tax brackets                                    --         --        1.0
      Recording of deferred income tax assets in
        connection with conversion to C corporation                    --         --       (0.6)
      Operating losses for which no tax benefit was recognized        8.4        0.5         --
      Change in valuation allowance                                  31.1       39.0       43.2
                                                                   ------     ------      -----

      Provision for income tax                                        0.0%       0.0%       0.0%
                                                                   ======     ======      =====

      At December 31, 2001, the Company had federal and state tax loss carryforwards of approximately $110 million, which will expire in varying amounts beginning in 2019. The tax loss carryforwards will likely be lost, or severely limited, should the Company file for protection under Chapter 11 of the United States Bankruptcy Code (note 2).

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

11.   COMMITMENTS AND CONTINGENCIES

      EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with certain officers and employees of the Company, committing the Company to an aggregate annual compensation of approximately $2.4 million, $1.4 million and $667,000 for the years ended December 31, 2002, 2003 and 2004, respectively. These amounts include amounts to be paid to a former officer of the Company under a separation agreement.

      As of October 1, 2001, the Company entered into an agreement with its Executive Chairman of the Board of Directors, Mr. Robert Annunziata. The agreement provides that Mr. Annunziata's term will extend through December 31, 2002, unless it is mutually agreed to extend the term. The agreement entitles Mr. Annunziata to annual compensation consisting of base compensation of $500,000 and a minimum bonus of $500,000 during 2002 if bonuses are paid to executive management. He also received a signing bonus of $2.5 million, which was expensed during 2001 and paid in equal installments during October 2001 and January 2002. The agreement entitles Mr. Annunziata to bonuses in connection with certain transactions, as defined in the agreement, which may be entered into by the Company during the term of the agreement. As a result of the agreement, on October 1, 2001, Mr. Annunziata forfeited all previously granted stock options to purchase the Company's common stock. Upon termination during the term of the agreement, Mr. Annunziata will receive his base compensation and any other payments due him under the Company's policies, through the effective date of termination. If Mr. Annunziata is terminated by the Company without "Cause" or he terminates the agreement with "Good Reason", both as defined in the agreement, he will receive his base compensation through December 31, 2002, or twelve months, if greater and the annual bonus for the year of termination.

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

      LEASES - From 1999 through 2001, the Company has leased a building under an operating lease from a member of the Board of Directors for a monthly fee of $4,000. The Company leases approximately 75,000 square feet of space in Falls Church, Virginia and approximately 10,000 square feet of space in Short Hills, New Jersey under leases expiring in August 2011, and January 2006, respectively. The Company also leases construction offices, point of presence (POP) operating facilities, and selected regeneration facilities throughout its nationwide network. During the construction phase, rent and operating costs have been capitalized.

      The Company is leasing rights of way, communications capacity, and premises under various operating leases, which, in addition to rental payments, require payments for insurance, maintenance, property taxes, and other executory costs related to the lease. Certain leases provide for adjustments in lease cost based upon adjustments in the consumer price index and increases in the landlord's management costs. These lease agreements have various expiration dates through December 2016.

      The Company also leases various office equipment and vehicles under operating leases. Rent expense was approximately $2.9 million, $413,000 and $75,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      A summary of operating lease commitments as of December 31, 2001, is as follows, (in thousands):


Year ending December 31:
  2002                                                          $   9,932
  2003                                                             10,149
  2004                                                             10,207
  2005                                                             10,350
  2006                                                             10,197
Thereafter                                                         56,120
                                                                   ------

Total future minimum lease payments                             $ 106,955
                                                                =========


      AT&T - On October 29, 1999, the Company entered into an agreement with AT&T (the "AT&T Agreement") providing for the construction of a fiber-optic network. The AT&T Agreement, as amended in December 2000, July 2001 and December 2001, provides that AT&T will share in the cost of the Company's construction of approximately 6,100 miles on a per mile basis, which is estimated to be $285 million in total. This amount will be received in monthly payments through early 2003. The timing of future payments may be delayed if construction delays are encountered or if the Company and AT&T mutually agree to defer construction on selected routes. At December 31, 2001, the Company had recorded approximately $7.4 million due from AT&T under the AT&T Agreement and construction services contract as accounts receivable.

      The AT&T Agreement contains certain restrictive covenants including the requirement to complete the development of certain routes within a specified period of time. If the Company violates any of the restrictive covenants without proper cure within a specific period of time, AT&T may terminate the AT&T Agreement.

      On December 9, 2000, the Company entered into an agreement with AT&T to purchase approximately 7,200 miles of dark fiber within a network currently being constructed by AT&T. The original agreement committed the company to purchase approximately $112 million of fiber by December 2002. The Agreement was amended in July 2001 and December 2001 to reduce the amount of the commitment to $106 million, to defer the estimated fiber delivery dates and payments for selected routes through November 2005, reduce the number of fibers purchased on each route, and increase the fiber route miles to 8,800 miles. Additionally, the Company has the option to cancel selected routes, to lease rather than purchase fiber on certain routes, and to purchase additional fiber on selected routes. In connection with the amended agreement, the Company paid $21.2 million during 2001 that has been recorded as acquired network assets. As of December 31, 2001, AT&T had delivered 307 route miles, or $4.1 million of fiber against the down payments, and $17.1 million remained available for delivery before the Company is required to pay additional amounts to AT&T. Currently the Company is contractually obligated to pay approximately $10.9 million, $16 million, $31.4 million and $26.7 million in 2002, 2003, 2004 and 2005, respectively. The payment schedule is subject to change based on actual fiber delivery dates from AT&T and the cancellation options that may be exercised by the Company. The Company is also required to pay annual maintenance fees of $300 per mile to AT&T for purchased fiber. The agreement is subject to various covenants and cancellation provisions as defined in the agreement.

      During 2001 (and subsequently amended in February 2002), the Company amended its 1999 Master Carrier Agreement with AT&T under which is purchases capacity for resell to third parties. Under the amended agreement, the Company committed to purchase a minimum of $26 million in private line and

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      local access services from AT&T during a 6 year term ending in December 2005. Through December 31, 2001, the Company has met $2 million of its total obligation and the Company is required to purchase a minimum of $6 million in services annually during 2002 to 2005.

      SEA BREEZE COMMUNICATIONS COMPANY - Pursuant to an amended and restated Fiber-Optic Networks Development Agreement (the "SBCC Agreement") dated October 29, 1999, and subject to certain limitations therein, Sea Breeze Communications Company ("SBCC"), an affiliate of Koch, granted the Company a three-year exclusive option to designate and develop fiber-optic networks along SBCC's pipeline rights-of-way ("SBCC Assets"). Certain provisions in the SBCC Agreement apply the Company's rights to pipeline rights-of-way subsequently acquired by Koch or affiliates of Koch. Further, the Company shall have the ability to acquire available pipeline, as defined, for use along its network.

      Upon designation of its intent to construct the fiber network along routes utilizing SBCC Assets, the Company shall acquire an indefeasible right of use in the SBCC Assets subject to terms and conditions included in the SBCC Agreement. Further, the Company shall be required to complete its development of any such routes within a specified period of time. The SBCC Agreement expires in April 2003.

      In exchange and in full payment for the rights associated with the SBCC Agreement, the Company issued to Koch Telecom Ventures, Inc. a note in the amount of $10 million. Borrowings provide for interest at 13.75% per annum payable semi-annually in arrears on February 1 and November 1 of each year, commencing on February 1, 2000. Interest compounded quarterly and was to be paid at maturity, which was the earlier of a qualified equity offering as defined in the agreement or ten years from the issuance of the note. This note payable plus accrued interest was classified as a note payable to affiliate on the balance sheet as of December 31, 2000. In May 2001, in connection with the amendment to the Credit Facility, the entire note payable and accrued interest aggregating $12.4 million were repaid. The Company currently pays Koch Telecom Ventures, Inc. or an affiliate an annual fee of $375,000 for certain consultation services provided pursuant to the SBCC Agreement.

      TOUCH AMERICA - On February 25, 2000, the Company entered into a conduit and fiber-optic swap agreement with Touch America (the "Agreement"). Pursuant to the Agreement, the Company will swap a portion of its conduit and fiber, for 18 years, with an option to extend for an additional 20 years, in return for a cash payment of approximately $48.5 million, subject to adjustment upon the occurrence of certain events, and a portion of conduit and fiber from the Touch America fiber network. At December 31, 2001, the Company had recorded approximately $7.5 million due under the Agreement as accounts receivable. This amount and all amounts previously paid have been recorded as deferred revenue as of December 31, 2001. Once the Company and Touch America complete the construction of their networks under the Agreement, the swap transaction will occur. The parties were obligated to complete their respective construction and execute the swap prior to December 31, 2001. However, both Touch America and the Company have experienced construction delays and the swap has not yet been completed. Both parties are subject to liquidated damage provisions for incomplete routes of $75,000 per month for up to six months, however, valid force majuere notifications could limit liquidated damages. Under the Agreement, the Company may enter into interim lease arrangements with Touch America prior to completion of the swap. It is currently uncertain when both parties will complete their respective construction and fully execute the swap, or if interim lease arrangements will be completed.

      LITIGATION - The Company is a party to various claims involving employee matters. Management believes that the claims are without merit and the Company intends to vigorously defend against them. Resolution of these matters is not expected to have a material adverse effect on the Company. From time to time, the Company may be party to various other legal proceedings arising in the ordinary course of business, including issues related to obtaining rights-of-way, franchise fees, bankruptcy filings by customers and vendors, default provisions under construction contracts, and mechanics liens against the Company's

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      assets. Management of the Company does not believe these legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

      On March 31, 2001, The Company entered into an agreement with Winstar Wireless, Inc. whereby the Company purchased IRUs in certain wavelengths from Winstar (the "Wavelength IRU"), and certain tenant improvement and space build out of colocation facilities under a Professional Services Agreement ("PSA"). Under the Agreement, the Company was obligated to pay Winstar a total purchase price of $50 million for the Wavelength IRU and use of the colocation facilities, of which $25 million was due and payable on March 31, 2001. The remaining balance due under the Agreement was due and payable on May 29, 2001. On April 18, 2001, Winstar filed for protection under Chapter 11 of the US Bankruptcy Code. As a result, the payment from the Company was not made on May 29, 2001. On July 23, 2001, Winstar filed an Adversary Proceeding seeking turnover of $25 million they believed was owed by the Company under the Wavelength IRU and the PSA. The Company has moved to dismiss the action for failure to state a claim. In December 2001, Winstar sold substantially all of its assets to a third party and it converted to a Chapter 7 bankruptcy filing. The Adversary Proceeding against the Company was not sold to the third party and remains with the Winstar estate. The court has not yet ruled on the Adversary claim or the Company's motion to dismiss the action. Management does not believe the Company is obligated to pay additional amounts and intends to vigorously defend itself against the claim. In March 2001, the Company sold Winstar conduits under a 20-year IRU for $25 million in cash (recorded as deferred revenue) and an additional $25 million to be paid in May 2001. On July 25, 2001, Winstar filed a motion in the Bankruptcy court to reject the conduit purchase contract. The court did not rule on the motion and because the buyer of Winstar's assets has a period of time to define assets that it actually purchased from Winstar, it is currently unclear whether the Winstar estate or the third party buyer own the conduit contract. The outcome of this matter is currently uncertain with the bankruptcy court and it is undetermined whether the Company will complete the sale transaction.

      On January 28, 2002, Global Crossing filed for protection under Chapter 11 of the US Bankruptcy Code. In June 2001, the Company purchased $33.6 million in prepaid services from Global Crossing, of which the Company currently has approximately $33.2 million in remaining services to utilize. Additionally, the Company sold fiber and related collocation and maintenance services to Global Crossing, and the Company received a $33.6 million prepayment for the fiber and services. The Company had not yet delivered the fiber or services to Global Crossing at the time of their bankruptcy filing. The Company cannot determine, what impact, if any, the bankruptcy filing will have on Global Crossing's ability to continue to provide services under the capacity agreement or to accept fiber under the fiber sale agreement.

      At the direction of the California Department of Transportation, the Company entered into a joint build agreement with Level 3 Communications (Level 3) for conduit in Southern California. Under the Agreement, the Company agreed to pay Level 3 a fixed amount for construction, plus a management fee, and up to 10% in cost overruns without prior notification and consent of such overruns. Based on contractual terms, the maximum amount owed to Level 3, including the 10% overrun, is $4,596,180. In December 2001, Level 3 presented the Company an invoice for payment of $21,044,114, which included significant cost overruns. The Company does not believe that Level 3 provided proper notification of potential cost overruns as required in the Agreement or the Company consented to pay for overruns. The Company offered to pay Level 3 $4,596,180 as payment in full for the construction and Level 3 rejected payment claiming the Company owes $21,044,114. The Company will vigorously defend against Level 3's claim, and it is evaluating its legal rights under the contract. Delivery of the conduit is dependent on resolution and payment of the contractual amount. As of December 31, 2001, the Company had recorded a liability of $4,596,180 related to this matter.

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      Any adverse outcomes from the bankruptcy courts, or rejection of contracts, related to the Winstar or Global Crossing bankruptcy proceedings, or an adverse outcome in the Level 3 matter, could have a material adverse effect on the company.

      CONSTRUCTION CONTRACTS - The Company has various contracts with construction contractors to build its fiber optic network and related facilities. These contracts are generally turnkey agreements and at a fixed price per mile of construction. The contracted prices are subject to change if the Company requests change orders or additional work outside the scope of the original agreement. The Company has generally contracted with several large contractors to build major links in different parts of the country, and these contractors have hired subcontractors to complete the construction build. The Company originally entered into contracts approximating $575 million with its major contractors. At December 31, 2001, the Company has approximately $135 million in remaining amounts to pay under the contracts, including approximately $20 million in retainage to be paid upon successful construction completion within contract terms.

      During 2001, certain contractors did not pay their subcontractors in a timely manner and various mechanic liens were filed against the network assets. The Company paid some of the contractors and subcontractors using two-party check arrangements to remove the liens and in other cases, the Company filed claims with the contractor's bonding company. As a result of the current economic environment and the continued failure by some contractors to pay their subcontractors in a timely manner, the Company expects additional mechanic liens will be filed against the Company's assets. The Company generally will not pay contractors until lien waivers are obtained. Additionally, the Company has hired multiple smaller local contractors to complete construction in cases where the original major contractor defaulted. The Company could incur additional costs in attempting to remove liens, if bonding companies are unable to pay claims, or if new contractors must be hired to complete construction under defaulted contracts.

      EQUIPMENT SUPPLY AGREEMENT - On April 12, 2001, PF.Net Corp., a wholly owned subsidiary of the Company entered into an agreement (the "Supply Agreement") with Cisco Systems, Inc. ("Cisco") pursuant to which Cisco will supply optronics equipment, data internetworking equipment and other specified services for the Company's network. Under the Supply Agreement, the Company has committed to purchase at least $225 million of equipment and services through May 24, 2003. Through December 31, 2001, the Company has purchased approximately $51 million in product and services under the supply agreement.

      OTHER AGREEMENTS - During 2001, the Company entered into agreements for the acquisition of telecommunications capacity, local interconnection, private line, data backbone circuits and other services from a variety of telecommunications providers. Under these agreements, the Company purchased circuits or local loops under agreements with terms ranging from one to five years and most individual circuit agreements include termination penalties for early disconnections. At December 31, 2001, the Company committed to pay approximately $10.6 million for services during 2002 (of which approximately $5 million related to data backbone circuits with one year terms expiring in 2002), and approximately $30.2 million in total over the five years ending December 31, 2006.

      In June 2001, the Company purchased $33.6 million in network capacity from Global Crossing. Under the agreement, the Company prepaid for services that may be utilized over the 20-year term of the agreement. The Company amortizes the prepaid amount based on actual monthly usage and through December 2001, the Company had consumed approximately $185,000 in services. Continued utilization of the capacity is dependent on the Company's continued provision of lit services and upon Global Crossing's ability to provide reliable services during and after its chapter 11 bankruptcy proceeding (see litigation section above).

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      FRANCHISE FEES - The Company is required to pay franchise fees to various cities, states and other jurisdictions where the Company has network assets. Some jurisdictions require one time payments, while others require annual recurring payments over periods ranging up to 10 years. As of December 31, 2001, the Company had annual recurring franchise fees to pay of approximately $4.2 million. The Company will incur additional franchise fees as it expands its network and it may be required to pay its prorated share of franchise fees associated with certain purchased assets. Completion of selected routes is dependent on successfully negotiating reasonable franchise fees in certain jurisdictions.

      PERFORMANCE BONDS - The Company is required to purchase performance bonds for either the Company or its contractors to perform work in certain jurisdictions. The Company has historically maintained bonds where required, however, based on the current telecommunications environment and general economic conditions, the performance bond market for telecommunications companies has become much tighter, more expensive, and in some cases, insurers are no longer issuing bonds to telecommunications companies. We cannot make any assurance that we will be able to renew performance bonds upon expiration of their current terms or to obtain new performance bonds where required at reasonable prices. We may be required to provide performance deposits or to fully fund performance bonds with insurance companies to complete construction.

      Our construction contractors have performance bonds in place, however, based on the current economic conditions, it is uncertain whether the bonding companies will pay for nonperformance or damages caused by our contractors. If the bonding companies do not or are unable to pay claims, we may be required to incur additional costs to complete network construction.

      FIBER SALE AND SWAP AGREEMENTS - The Company has sold fiber and conduit to a variety of third parties under various fiber sale, IRU and swap agreements. Completion of the transactions and receipt of additional sales proceeds is dependent on successful construction completion and timely delivery by the Company to the third parties. Delayed or late deliveries may result in liquidated damage penalties, cancellation of agreements, or return of amounts already paid by the buyer. Additionally, completion of certain of these transactions is dependent on third parties successfully completing construction and timely delivery of completed routes to the Company. The Company cannot make any assurances that it will successfully deliver and complete such transaction in consideration of its existing financial condition (note 2). The Company has committed to pay annual maintenance costs and its prorated share of emergency maintenance costs on fiber and conduit purchased from other telecommunications providers.

12.   MAJOR CUSTOMERS

      The Company earned revenue from two customers amounting to 55% and 19%, respectively for the year ended December 31, 2001.

13.   RELATED PARTY TRANSACTIONS

      Effective June 2001, the Company entered into a financial advisory agreement with UBS Warburg. Affiliates of UBS Warburg own the Company's Series A Senior Convertible Preferred Stock and two members of the Company's Board of Directors are employed by UBS Warburg. The advisory agreement includes a $500,000 sign up fee and a monthly retainer of $75,000, plus out-of-pocket expenses. During 2001, the Company paid UBS Warburg approximately $798,000 for services under this agreement and other investment banking services. Approximately $700,000 was payable to UBS Warburg as of December 31, 2001, which was paid in March 2002. UBS Warburg is entitled to success fees of 3.5% of the aggregate consideration for a strategic investment transaction or 1% of the aggregate consideration for the sale of the business, assets, or acquisition of a target entity.

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      During the year ended December 31, 2000, the Company utilized leased employees under secondment agreements from both PF Telecom Holdings, Inc. ("PF Telecom") and Koch Ventures, Inc. The aggregate payments made to PF Telecom and Koch personnel for payroll, travel and entertainment expenses were approximately $1.8 million and $538,000, respectively. The Koch secondment agreement terminated on February 29, 2000 and the PF Telecom secondment agreement terminated on December 31, 2000. During 2001, the Company paid Koch Telecom Ventures, Inc. approximately $248,000 in connection with the amended Credit Facility. During 2000, the Company paid a financing fee of $300,000 to Koch Industries, the parent of Koch Ventures, Inc., in connection with the Company's high yield debt offering. (See Note 11.)

      Effective January 1, 2001, the Company has consulting agreements with two current board members and former executive officers to pay each $12,500 per month, which consists of $10,000 for consulting fees and an office allowance of $2,500. Additionally, the company provides certain insurance benefits to the individuals. The agreements each have 5 year terms and are part of employment agreements each had with the Company during their respective employment terms.

      The Company paid Odyssey Investment Partners, LLC, a preferred stock and debt holder, approximately $78,000 during 2000 and $558,000 during 2001 for time and services rendered in relation to financing and merger and acquisition activities. Approximately $215,000 was payable to Odyssey for such services as of December 31, 2001. During 2000, the Company paid a financing fee of $750,000 to Odyssey Investment Partners, LLC in connection with the Company's high yield debt offering.

14.   SUPPLEMENTARY CASH FLOW STATEMENT DATA

      A summary of the cash flow statement effects of the increase (decrease) in operating assets and liabilities is presented below for the years ended December 31, 2001, 2000 and 1999, (in thousands):


                                                  2001           2000            1999

      Accounts receivable                     $  (9,546)     $    (115)     $      (9)
      Prepaid expenses                             (753)          (605)          (155)
      Other current assets                          473         (1,283)            --
      Network capacity and other assets         (62,052)          (368)           (26)
      Accounts payable                            1,514            281          2,277
      Accrued liabilities                           405          8,571            795
      Accrued interest payable                    2,359          3,412          1,797
      Current portion of deferred revenue        (6,016)            --             --
      Deferred revenue                          116,258         13,547              5
      Other liabilities                           1,291             --             --
                                              ---------      ---------      ---------
                                              $  43,933      $  23,440      $   4,684
                                              =========      =========      =========


15.   ASSET IMPAIRMENT CHARGES

      Pursuant to SFAS No. 121, the Company identified certain long-lived assets for which there were indications of impairment. The overall deterioration in economic conditions within the telecommunications industry, continued over-capacity in certain areas of the industry, the oversupply of dark fiber and conduit, lack of customers, and distressed prices for such assets from bankruptcies within the telecommunication sector led the Company to believe the market value of its network assets had decreased significantly.

VELOCITA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

      Based on the Company's evaluation, it was determined that the estimated future cash flows from its network assets were less than the carrying value. Accordingly, during the fourth quarter, the Company adjusted the carrying value of its property and equipment to $250 million. The Company estimated the fair value of its network assets using valuation models and assumptions representative of current and volatile market conditions. Valuation models require the use of subjective assumptions that can materially affect the estimated fair value. Amounts realized from an arm's length third party transaction, particularly during different market conditions, could be significantly different from our estimate.

      Additionally, the Company wrote-off $25 million in prepaid capacity services purchased in March 2001 from Winstar (see note 11). The Company determined that neither Winstar, which filed for Chapter 7 bankruptcy during December 2001, nor the purchaser of Winstar's assets, could provide services to the Company.

      These adjustments resulted in a non-cash asset impairment charge of $605 million.

16.   401(K) PLAN

      Effective July 1, 2001, the Company established a defined contribution retirement plan qualifying under the provisions of Section 401(K) of the Internal Revenue Code. Plan participants are eligible to contribute up to $10,500, on a tax deferred basis, to the Plan. The Company matched 50% of employee contributions up to 6% of pay and Company contributions would vest to participants over 5 years. The Company recognized total compensation expense of approximately $196,000 during 2001 related to the plan.

      Subsequent to year-end, there was a partial plan termination as a result of the employee workforce reduction (see note 17). The Company elected to discontinue company matching contributions and to provide immediate vesting in company matching contributions to date.

17.   SUBSEQUENT EVENTS

      Effective February 28, 2002, the Company reduced its workforce by 181 employees, or 75% of its nationwide employees. The staff reductions occurred in sales, marketing and general and administrative departments. These headcount reductions are expected to significantly reduce overall operating expenses, primarily salary and benefit related expenses, resulting in annual savings of approximately $20 million.

      Effective March 28, 2002, the Company entered into a waiver agreement with its secured lenders to waive certain events of default, including March 31, 2002 financial performance covenants, through April 15, 2002.
      On April 15, 2002, this waiver was extended through April 30, 2002. Additionally, the Company agreed to not draw approximately $36 million of the remaining available balance under its revolving credit agreement (note
      2).

                                   * * * * * *

                                   SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VELOCITA CORP.
                                       Registrant

                               April 15, 2002 By:

                                              /s/ KIRBY G. PICKLE, JR.
                                              ----------------------------------
                                              Name: Kirby G. Pickle, Jr.
                                              Title: Chief Executive Officer,
                                              Acting Chief Financial Officer and
                                              Director

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

     That the undersigned officers and directors of Velocita Corp. do hereby constitute and appoint Kirby G. Pickle, Jr. or W. Terrell Wingfield, Jr. and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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

                  SIGNATURE                              TITLE                        DATE
                  ---------                              -----                        ----

      /s/ KIRBY PICKLE, JR.                   Chief Executive Officer,
 ---------------------------------------      Director and Acting Chief
          Kirby Pickle, Jr.                   Financial Officer                 April 15, 2002

      /s/ ROBERT ANNUNZIATA
 ---------------------------------------
          Robert Annunziata                   Chairman                          April 15, 2002

       /s/ MUZZAFAR MIRZA
 ---------------------------------------
           Muzzafar Mirza                     Director                          April 15, 2002

        /s/ SHARYAR AZIZ
 ---------------------------------------
            Sharyar Aziz                      Director                          April 15, 2002

        /s/ STEPHEN IRWIN
 ---------------------------------------
            Stephen Irwin                     Director                          April 15, 2002

                SIGNATURE                      TITLE                 DATE
                ---------                      -----                 ----

           /s/ BRIAN KWAIT
 ---------------------------------------
               Brian Kwait                    Director          April 15, 2002

          /s/ CHARLES MOORE
 ---------------------------------------
              Charles Moore                   Director          April 15, 2002

          /s/ JOHN PITTENGER
 ---------------------------------------
              John Pittenger                  Director          April 15, 2002

           /s/ TIM CESAREK
 ---------------------------------------
               Tim Cesarek                    Director          April 15, 2002

                                INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT

     3.1 Amended and Restated Certificate of Incorporation, filed on May 24, 2001, of Velocita Corp. (formerly PF.Net Communications, Inc.) (formerly PF.Net Holdings, Limited) (incorporated herein by reference to Exhibit 3.1 of Velocita Corp.'s Quarterly Report for the period ended June 30, 2001 on Form 10-Q filed on August 14, 2001 (File No. 333-39646)).

     3.2 Certificate of Designations, filed on May 24, 2001 of Series A Senior Cumulative Convertible Preferred Stock of Velocita Corp. (formerly PF.Net Communications, Inc.) (formerly PF.Net Holdings, Limited) (incorporated herein by reference to Exhibit 3.2 of Velocita Corp.'s Quarterly Report for the period ended June 30, 2001 on Form 10-Q filed on August 14, 2001 (File No. 333-39646)).

     3.3 Certificate of Designations, filed on May 24, 2001 of Series B Senior Cumulative Convertible Preferred Stock of Velocita Corp. (formerly PF.Net Communications, Inc.) (formerly PF.Net Holdings, Limited) (incorporated herein by reference to Exhibit 3.3 of Velocita Corp.'s Quarterly Report for the period ended June 30, 2001 on Form 10-Q filed on August 14, 2001 (File No. 333-39646)).

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

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT

     10.3 Amendment No. 2 to the Fiber-Optic System Agreement, dated as of December 6, 2000, between PF.Net Corp. and AT&T Corp. (incorporated herein by reference to Exhibit 10.3 of Velocita Corp.'s Annual Report on Form 10-K filed on March 30, 2001 (File No. 333-39646)).

     10.4 Amendment No. 3 to the Fiber-Optic System Agreement, dated as of July 27, 2001, between PF.Net Corp. and AT&T Corp., portions of which have been deleted therein and replaced with the symbol "**" pursuant to a request by Velocita Corp. to the Securities and Exchange Commission for confidential treatment of these portions. (incorporated herein by reference to Exhibit 10.5 of Velocita Corp.'s Quarterly Report for the period ended June 30, 2001 on Form 10-Q filed on August 14, 2001 (File No. 333-39646)).

     10.5 Amendment No. 4 to the Fiber-Optic System Agreement, dated as of October 1, 2001, between PF.Net Corp. and AT&T Corp.

     10.6 Amendment No. 5 to the Fiber-Optic System Agreement, dated as of December 5, 2001 between PF.Net Corp. and AT&T Corp.

     10.7 Amended and Restated Fiber Sale Agreement, dated as of July 27, 2001, between PF.Net Corp. and AT&T Corp. (incorporated herein by reference to Exhibit 10.5 of Velocita Corp.'s Quarterly Report for the period ended June 30, 2001 on Form 10-Q filed on August 14, 2001 (File No. 333-39646))

     10.8 Amendment No. 1 to the Amended and Restated Fiber Sale Agreement, dated as of December 7, 2001, between PF.Net Corp. and AT&T Corp.

     10.9 Amended and Restated Fiber Networks Development Agreement, dated as of October 29, 1999, between PF.Net Corp. and Sea Breeze Communication Company (incorporated herein by reference to Exhibit 10.3 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.10 Amendment No. 1 to the Amended and Restated Fiber Networks Development Agreement, dated as of March 17, 2000, between Sea Breeze Communication Company, PF.Net Corp. and PF.Net Network Services Corp. (incorporated herein by reference to Exhibit 10.4 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.11 Credit Agreement, dated October 29, 1999, as amended on May 24, 2001, between PF.Net Corp., the Lenders and First Union National Bank, as administrative agent, portions of which have been deleted therein and replaced with the symbol "**" pursuant to a request by the Securities and Exchange Commission for confidential treatment of these portions (incorporated herein by reference to Exhibit 10.1 of Velocita Corp.'s amended Quarterly Report for the period ended June 30, 2001 on Form 10-Q/A filed on March 5, 2002 (File No. 333-39646)).

     10.12 First Amendment to Loan Documents, dated as of March 31, 2000, among Velocita Corp., PF.Net Corp., and each of the subsidiaries of PF.Net Corp., First Union National Bank, as administrative agent, the lenders, State Street Bank and Trust Company, as corporate trustee and Patrick Thebado, as individual trustee (incorporated herein by reference to Exhibit 10.6 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT

     10.13 Second Amendment to Loan Documents, dated as of May 24, 2001, among PF.Net Corp., Velocita Corp., each of the subsidiaries of PF.Net Corp. as guarantors, First Union National Bank, as administrative agent, the Lenders, State Street Bank and Trust Company, as corporate trustee for the secured parties, amending the various loan documents entered into under the Credit Agreement, portions of which have deleted therein and replaced with the symbol "**" pursuant to a request by the Company to the SEC for confidential treatment of these portions (incorporated herein by reference to Exhibit 10.2 of Velocita Corp.'s Quarterly Report for the period ended June 30, 2001 filed on August 14,
               2001) (File No. 333-39646)).

     10.14 Series B Senior Cumulative Convertible Preferred Stock Purchase Agreement dated April 12, 2001 between Cisco Systems, Inc. and Velocita Corp. (incorporated herein by reference to Exhibit 10.2 of Velocita Corp.'s amended Quarterly Report for the period ended March 31, 2001 on Form 10-QA filed on March 5, 2002)). (File No. 333-39646)).

     10.15 Service Provider Agreement dated April 6, 2001 between PF.Net Corp. and Cisco Systems, Inc., portions of which have deleted therein and replaced with the symbol "**" pursuant to a request by the Company to the SEC for confidential treatment of these portions (incorporated herein by reference to Exhibit 10.1 of Velocita Corp.'s amended Quarterly Report for the period ended March 31, 2001 on Form 10-Q/A filed on March 5, 2002. (File No. 333-39646)).

     10.16 Trust Agreement, dated as of October 29, 1999, among PF.Net Corp., State Street Bank and Trust Company, as Corporate Trustee and Patrick Thebado, as individual trustee (incorporated herein by reference to Exhibit 10.7 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.17 Amended and Restated Stockholders Agreement, dated as of May 24, 2001, by and among Velocita Corp., PF.Net Corp., PF.Net Property Corp., PF.Net Supply Corp., PF.Net Construction Corp., PF.Net Network Services Corp., PF.Net Virginia Corp., PF.Net Virginia, LLC, John Warta, Karen Irwin, Treg Ventures LLC, Gregory M. Irwin Trust, Tracie H. Irwin-Waldman Trust, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, PF Coinvestment, LLC, PF Coinvestment II, LLC, PF Telecom Holdings, LLC, Koch Telecom Ventures, Inc., UBS Capital II LLC, GLW Ventures LLC, Georgiana Warta, First Union Investors, Inc., First Union Capital Partners, LLC and Cisco Systems, Inc. (incorporated herein by reference to Exhibit 10.3 of Velocita Corp.'s Quarterly Report for the period ended June 30, 2001 on Form 10-Q filed on August 14, 2001 (File No. 333-39646)).

     10.18 Promissory Note, dated as of October 29, 1999, issued by Velocita Corp., Inc. to Koch Telecom Ventures, Inc. in principal amount of $10.0 million (incorporated herein by reference to Exhibit 10.11 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.19 Master Secondment Agreement, dated as of November 1, 1999, between PF.Net Corp. and PF Telecom, LLC (incorporated herein by reference to Exhibit 10.12 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT

     10.20 10.15 Amendment Number One to the Master Secondment Agreement dated as of November 1, 1999 between PF.Net Corp. and PF Telecom LLC (incorporated herein by reference to Exhibit 10.13 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.21 Master Supply, Services and System Agreement, dated as of August 6, 1999, between PF.Net Network Services Corp. (formerly PF.Net,
               LLC) and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.14 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.22 Assignment and Assumption of Master Supply, Services and System Agreement, dated October 29, 1999, from PF.Net Network Services, Inc. to PF.Net Supply Corp. (incorporated herein by reference to Exhibit 10.15 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.23 Amendment Number One to the Master Supply, Services, and System Agreement, dated March 29, 2000, between PF.Net Supply Corp. and Lucent Technologies, Inc. (incorporated herein by reference to Exhibit 10.16 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.24 Reciprocal IRU Lease and Exchange Option Agreement, dated as of February 25, 2000, between PF.Net Construction Corp. and Touch America, Inc. (incorporated herein by reference to Exhibit 10.17 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.25 Master Carrier Agreement, dated as of December 21, 1999, between PF.Net Network Services Corp. and AT&T Corp. (incorporated herein by reference to Exhibit 10.18 of Velocita Corp.'s Amendment No. 1 to Registration Statement on Form S-4 filed on July 17, 2000 (File No. 333-39646))

     10.26 Employment Agreement, dated as of November 1, 1999, between PF.Net Corp. and John Warta (incorporated herein by reference to Exhibit 10.20 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.27 Employment Agreement, dated as of November 1, 1999, between PF.Net Corp. and Stephen Irwin (incorporated herein by reference to Exhibit 10.21 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.28 Employment Agreement, dated as of October 1, 1999, between Velocita Corp. and David L. Taylor (incorporated herein by reference to Exhibit 10.22 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.29 Employment Agreement, dated as of December 15, 1999, between PF.Net Construction Corp. and Thomas McCaleb, guaranteed by PF.Net Corp. (incorporated by reference to Exhibit 10.23 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT

     10.30 Employment Agreement, dated as of April 12, 2000, between Velocita Corp. and Donald Bolar (incorporated herein by reference to Exhibit 10.24 of Velocita Corp.'s Registration Statement on Forms-4 filed on June 19, 2000 (File No. 333-39646)).

     10.31 Employment Agreement, dated as of March 31, 2000, between Velocita Corp. and Anthony Martin (incorporated herein by reference to Exhibit 10.25 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.32 Income Tax Sharing Agreement, dated October 29, 1999, among PF.Net Communications, Inc. and PF.Net Corp. (incorporated herein by reference to Exhibit 10.26 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.33 Letter Agreement, dated as of May 10, 2000, among PF Telecom Holdings LLC, Koch Telecom Ventures, Inc., Odyssey Investment Partners Fund, LP, John Warta, Stephen Irwin and UBS Capital II LLC (incorporated herein by reference to Exhibit 10.27 of Velocita Corp.'s Registration Statement on Form S-4 filed on June 19, 2000 (File No. 333-39646)).

     10.34 1999 Equity Incentive Plan of Velocita Corp. as Amended and Restated as of July 12, 2000 (incorporated herein by reference to Exhibit 10.28 of Velocita Corp.'s Amendment No. 1 to Registration Statement on Form S-4 filed on July 17, 2000 (File No. 333-39646)).

     10.35 Employment Agreement, dated October 1, 2001, between Velocita Corp. and Mr. Robert Annunziata (incorporated herein by reference to Exhibit 10.1 of Velocita Corp.'s Quarterly Report for the period ended September 30, 2001 filed on November 14, 2001 (File No. 333-39646)).

     10.36 Letter Agreement, dated October 1, 2001, between Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, PF Telecom Holdings, LLC, Koch Telecom Ventures, Inc., Cisco Systems, Inc., First Union Capital Partners, LLC, UBS Capital II, LLC and Mr. Robert Annunziata (incorporated herein by reference to Exhibit 10.2 of Velocita Corp.'s Quarterly Report for the period ended September 30, 2001 filed on November 14, 2001 (File No. 333-39636)).

     10.37 Waiver Agreement, dated as of March 20, 2002, to the credit agreement dated as of October 29, 1999 (as amended on May 24, 2001), among PF.Net Corp., the Lenders from time to time party thereto and First Union National Bank in its capacity as Administrative Agent for the Lenders. (See Exhibit 10.11 for the credit agreement.)

     10.38 Second Waiver Agreement, dated as of April 15, 2002, to the credit agreement dated as of October 29, 1999 (as amended on May 24, 2001), among PF.Net Corp., the lenders and financial institutions from time to time party thereto, and Wachovia Bank, National Association (formerly known as First Union National
               Bank), in its capacity as the administrative agent for the Lenders. (See Exhibit 10.11 for the credit agreement and Exhibit
               10.37 for the first Waiver Agreement.)

     10.39 Separation and Release Agreement, dated as of March 8, 2002, between Velocita Corp. and Donald W. Bolar.

     12.1      Statement of Computation of Ratio of Earnings to Fixed Charges.

     21.1      Subsidiaries of Velocita Corp.